Form 10-Q
period 2023-06-30
NN INC
filed 2023-08-04
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2023, there were 47,018,608 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$125,206	$125,362	$252,294	$253,429
Cost of sales (exclusive of depreciation and amortization shown separately below)	107,684	103,889	216,105	208,467
Selling, general, and administrative expense	10,975	14,794	24,140	28,248
Depreciation and amortization	11,550	11,340	23,066	22,769
Other operating expense (income), net	(956)	(147)	105	1,879
Loss from operations	(4,047)	(4,514)	(11,122)	(7,934)
Interest expense	5,457	3,488	9,745	6,927
Other expense (income), net	5,641	(67)	3,433	(3,063)
Loss before provision for income taxes and share of net income from joint venture	(15,145)	(7,935)	(24,300)	(11,798)
Provision for income taxes	(325)	(1,051)	(1,626)	(2,582)
Share of net income from joint venture	1,093	419	1,374	2,511
Net loss	$(14,377)	$(8,567)	$(24,552)	$(11,869)
Other comprehensive loss:
Foreign currency translation loss	$(2,374)	$(8,490)	$(534)	$(5,890)
Interest rate swap:
Change in fair value, net of tax	—	373	(230)	1,560
Reclassification adjustment for losses (gains) included in net loss, net of tax	(449)	31	(917)	65
Other comprehensive loss	$(2,823)	$(8,086)	$(1,681)	$(4,265)
Comprehensive loss	$(17,200)	$(16,653)	$(26,233)	$(16,134)

Basic and diluted net loss per share	$(0.38)	$(0.25)	$(0.67)	$(0.38)
Shares used to calculate basic and diluted net loss per share	46,357	44,708	45,836	44,649

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,337	$12,808
Accounts receivable, net of allowances of $1,495 and $1,469 at June 30, 2023 and December 31, 2022	79,302	74,129
Inventories	77,386	80,682
Income tax receivable	12,496	12,164
Prepaid assets	4,653	2,794
Other current assets	9,243	9,123
Total current assets	197,417	191,700
Property, plant and equipment, net of accumulated depreciation of $239,032 and $225,046 at June 30, 2023 and December 31, 2022	192,241	197,637
Operating lease right-of-use assets	44,924	46,713
Intangible assets, net	65,765	72,891
Investment in joint venture	31,570	31,802
Deferred tax assets	102	102
Other non-current assets	6,395	5,282
Total assets	$538,414	$546,127
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,416	$45,871
Accrued salaries, wages and benefits	13,317	11,671
Income tax payable	485	926
Short-term debt and current maturities of long-term debt	6,810	3,321
Current portion of operating lease liabilities	5,361	5,294
Other current liabilities	13,630	11,723
Total current liabilities	91,019	78,806
Deferred tax liabilities	5,728	5,596
Long-term debt, net of current portion	148,636	149,389
Operating lease liabilities, net of current portion	49,149	51,411
Other non-current liabilities	18,490	9,960
Total liabilities	313,022	295,162
Commitments and contingencies (Note 9)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022	70,948	64,701
Stockholders' equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 47,019 and 43,856 shares issued and outstanding at June 30, 2023 and December 31, 2022	470	439
Additional paid-in capital	462,525	468,143
Accumulated deficit	(269,750)	(245,198)
Accumulated other comprehensive loss	(38,801)	(37,120)
Total stockholders’ equity	154,444	186,264
Total liabilities, preferred stock, and stockholders’ equity	$538,414	$546,127
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2023 and 2022
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
(in thousands)	Number of shares	Par value
Balance as of March 31, 2023	43,772	$438	$465,377	$(255,373)	$(35,978)	$174,464
Net loss	—	—	—	(14,377)	—	(14,377)
Dividends accrued for preferred stock	—	—	(3,196)	—	—	(3,196)
Shares issued under stock incentive plans, net of forfeitures	3,306	33	(54)			(21)
Share-based compensation expense	—	—	470	—	—	470
Restricted shares forgiven for taxes	(59)	(1)	(72)	—	—	(73)
Other comprehensive loss	—	—	—	—	(2,823)	(2,823)
Balance as of June 30, 2023	47,019	$470	$462,525	$(269,750)	$(38,801)	$154,444

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
(in thousands)	Number of shares	Par value
Balance as of March 31, 2022	43,890	$439	$473,072	$(222,402)	$(28,081)	$223,028
Net loss	—	—	—	(8,567)	—	(8,567)
Dividends accrued for preferred stock	—	—	(2,658)	—	—	(2,658)
Shares issued under stock incentive plans, net of forfeitures	(5)	—	—	—	—	—
Share-based compensation expense	—	—	2,606	—	—	2,606
Restricted shares forgiven for taxes	(1)	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(8,086)	(8,086)
Balance as of June 30, 2022	43,884	$439	$473,019	$(230,969)	$(36,167)	$206,322

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2022	43,856	$439	$468,143	$(245,198)	$(37,120)	$186,264
Net loss	—	—		(24,552)	—	(24,552)
Dividends accrued for preferred stock	—	—	(6,247)	—	—	(6,247)
Shares issued under stock incentive plans, net of forfeitures	3,306	33	(54)	—	—	(21)
Share-based compensation expense	—	—	851	—	—	851
Restricted shares forgiven for taxes	(143)	(2)	(168)	—	—	(170)
Other comprehensive loss	—	—	—	—	(1,681)	(1,681)
Balance as of June 30, 2023	47,019	$470	$462,525	$(269,750)	$(38,801)	$154,444

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2021	43,027	$430	$474,757	$(219,100)	$(31,902)	$224,185
Net loss				(11,869)		(11,869)
Dividends accrued for preferred stock			(5,196)			(5,196)
Shares issued under stock incentive plans, net of forfeitures	888	9	(9)			—
Share-based compensation expense			3,555			3,555
Restricted shares forgiven for taxes	(31)	—	(88)			(88)
Other comprehensive loss					(4,265)	(4,265)
Balance as of June 30, 2022	43,884	$439	$473,019	$(230,969)	$(36,167)	$206,322
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(24,552)	$(11,869)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,066	22,769
Amortization of debt issuance costs and discount	880	662
Paid-in-kind interest	744	—
Total derivative loss (gain), net of cash settlements	5,691	(3,237)
Share of net income from joint venture, net of cash dividends received	(1,374)	1,515
Share-based compensation expense	851	3,555
Deferred income taxes	110	94
Other	(721)	(2,763)
Changes in operating assets and liabilities:
Accounts receivable	(5,078)	(13,264)
Inventories	3,920	(10,586)
Accounts payable	6,927	11,960
Income taxes receivable and payable, net	(730)	(475)
Other	(1,091)	(905)
Net cash provided by (used in) operating activities	8,643	(2,544)
Cash flows from investing activities
Acquisition of property, plant and equipment	(12,196)	(9,703)
Proceeds from sale of property, plant, and equipment	2,777	422
Net cash used in investing activities	(9,419)	(9,281)
Cash flows from financing activities
Proceeds from long-term debt	35,000	20,000
Repayments of long-term debt	(34,725)	(19,482)
Cash paid for debt issuance costs	(55)	—
Proceeds from short-term debt, net	3,648	—
Other	(1,610)	(1,528)
Net cash provided by (used in) financing activities	2,258	(1,010)
Effect of exchange rate changes on cash flows	47	(635)
Net change in cash and cash equivalents	1,529	(13,470)
Cash and cash equivalents at beginning of period	12,808	28,656
Cash and cash equivalents at end of period	$14,337	$15,186
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc. is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies primarily for the automotive, general industrial, electrical, aerospace, defense, and medical markets. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of June 30, 2023, we had 27 facilities in North America, Europe, South America, and Asia.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2022, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2023. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and six months ended June 30, 2023 and 2022; financial position as of June 30, 2023 and December 31, 2022; and cash flows for the six months ended June 30, 2023 and 2022, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2022 Annual Report. The results for the three and six months ended June 30, 2023, are not necessarily indicative of results for the year ending December 31, 2023, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounts Receivable Sales Programs
We participate in programs established by our customers which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. During the six months ended June 30, 2023, we incurred fees of $0.5 million, related to the sale of receivables which is recorded in the Other expense (income), net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Facility Closures
Due to ongoing efforts to optimize the Company’s manufacturing footprint, we ceased manufacturing operations at several facilities during the six months ended June 30, 2023, including at our Irvine and Taunton locations. We sold machinery and equipment from these locations and recognized a gain (loss) on sales of $0.3 million and $(0.2) million during the three and six months ended June 30, 2023, respectively. The gains (losses), which are primarily reported within our Power Solutions segment, are included in the Other operating expense (income), net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 2. Segment Information
Our business is aggregated into the following two reportable segments:
•Mobile Solutions, which is focused on growth in the automotive, general industrial, and medical end markets; and
•Power Solutions, which is focused on growth in the electrical, general industrial, automotive, and medical end markets.
These divisions are considered our two operating segments as each engages in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker reviews discrete financial information for purposes of allocating resources and assessing performance.

The following table presents our financial performance by reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Mobile Solutions	$77,153	$73,350	$155,171	$149,420
Power Solutions	48,062	52,049	97,134	104,060
Intersegment sales eliminations	(9)	(37)	(11)	(51)
Total	$125,206	$125,362	$252,294	$253,429
Income (loss) from operations:
Mobile Solutions	$(1,461)	$1,729	$(4,780)	$3,698
Power Solutions	2,583	1,430	4,330	1,794
Corporate	(5,169)	(7,673)	(10,672)	(13,426)
Total	$(4,047)	$(4,514)	$(11,122)	$(7,934)
Note 3. Inventories
Inventories are comprised of the following amounts:

	June 30, 2023	December 31, 2022
Raw materials	$29,904	$32,146
Work in process	24,909	24,610
Finished goods	22,573	23,926
Total inventories	$77,386	$80,682
Note 4. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2022	$22,356	$50,535	$72,891
Amortization	(1,677)	(5,449)	(7,126)
Balance as of June 30, 2023	$20,679	$45,086	$65,765
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no indicators of impairment at June 30, 2023.
Note 5. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2022	$31,802
Share of earnings	1,374
Foreign currency translation loss	(1,606)
Balance as of June 30, 2023	$31,570
Note 6. Income Taxes
Our effective tax rate was (2.1)% and (6.7)% for the three and six months ended June 30, 2023, respectively, and (13.2)% and (21.9)% for the three and six months ended June 30, 2022, respectively. The effective tax rates for the three and six months ended June 30, 2023 differ from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. In addition, the effective tax rate was unfavorably impacted by the U.S. tax on the earnings of foreign subsidiaries under the global intangible low-taxed income regime.

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

	June 30, 2023	December 31, 2022
Term Loan Facility	$147,369	$147,375
ABL Facility	3,000	1,000
International loans	11,407	8,729
Total principal	161,776	157,104
Less: short-term debt and current maturities of long-term debt	6,810	3,321
Principal of long-term debt, net of current portion	154,966	153,783
Less: unamortized debt issuance costs and discount (1)	6,330	4,394
Long-term debt, net of current portion	$148,636	$149,389
_______________________________
(1) In addition to this amount, costs of $0.6 million and $0.6 million related to the ABL Facility were recorded in other non-current assets as of June 30, 2023 and December 31, 2022, respectively.
Term Loan Facility
Effective March 31, 2023, outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month, three-month, or six-month SOFR with a duration adjustment (“Adjusted SOFR”), subject to a 1.000% floor, plus an applicable margin of 6.875%, or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning in the second quarter of 2023, interest was increased on a paid-in-kind basis at a rate between 1.00% and 2.00% (“PIK interest”), dependent on the Company’s leverage ratio. The PIK interest is payable on the loan maturity date of September 22, 2026. At June 30, 2023, the Term Loan Facility bore interest, including PIK interest, based on one-month Adjusted SOFR, at 14.077%.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due at the loan maturity date. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all domestic assets other than accounts receivable and inventory and has a second lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of June 30, 2023.
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
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. Effective March 3, 2023, the variable borrowing rate is either 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month Adjusted SOFR. At June 30, 2023, using one-month Adjusted SOFR plus a 2.00% margin, the weighted average interest rate on outstanding borrowings under the ABL Facility was 7.246%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 2.125% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.

As of June 30, 2023, we had $3.0 million of outstanding borrowings under the ABL Facility, $10.9 million of outstanding letters of credit, and $29.7 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of June 30, 2023.
Note 8. Leases
The following table contains supplemental cash flow information related to leases.

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$167	$172
Operating cash flows used in operating leases	7,310	7,543
Financing cash flows used in finance leases	1,418	1,440
Right-of-use assets obtained in exchange for new finance lease liabilities	1,619	395
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	477	2,178
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we do not expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of June 30, 2023.
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
As of June 30, 2023, the carrying value of the Series D Preferred Stock shares was $70.9 million, which included $24.3 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the six months ended June 30, 2023.

Balance as of December 31, 2022	$64,701
Accrual of in-kind dividends	4,893
Amortization	1,354
Balance as of June 30, 2023	$70,948
Note 11. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services.
The following tables summarize revenue by customer geographical region.

Three Months Ended June 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$38,596	$38,916	$(9)	$77,503
China	11,488	2,060	—	13,548
Brazil	11,825	154	—	11,979
Mexico	3,606	3,200	—	6,806
Germany	1,746	157	—	1,903
Poland	1,772	4	—	1,776
Other	8,120	3,571	—	11,691
Total net sales	$77,153	$48,062	$(9)	$125,206

Three Months Ended June 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$35,954	$40,377	$(37)	$76,294
China	8,764	1,233	—	9,997
Brazil	11,293	312	—	11,605
Mexico	8,087	4,358	—	12,445
Germany	1,121	73	—	1,194
Poland	1,158	1	—	1,159
Other	6,973	5,695	—	12,668
Total net sales	$73,350	$52,049	$(37)	$125,362

Six Months Ended June 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$75,802	$79,138	$(11)	$154,929
China	25,300	2,809	—	28,109
Brazil	23,436	264	—	23,700
Mexico	7,885	6,688	—	14,573
Germany	3,478	231	—	3,709
Poland	3,628	9	—	3,637
Other	15,642	7,995	—	23,637
Total net sales	$155,171	$97,134	$(11)	$252,294

Six Months Ended June 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$73,764	$80,863	$(51)	$154,576
China	21,316	2,477	—	23,793
Brazil	22,013	657	—	22,670
Mexico	13,151	9,099	—	22,250
Germany	2,404	135	—	2,539
Poland	2,498	5	—	2,503
Other	14,274	10,824	—	25,098
Total net sales	$149,420	$104,060	$(51)	$253,429
The following tables summarize revenue by customer industry. Our products in the automotive industry include high-precision components and assemblies for electric power steering systems, electric braking, electric motors, fuel systems, emissions control, transmissions, moldings, stampings, sensors, and electrical contacts. Our products in the general industrial industry include high-precision metal and plastic components for a variety of industrial applications including diesel industrial motors, heating and cooling systems, fluid power systems, power tools, and more. While many of the industries we serve include electrical components, our products in the residential/commercial electrical industry category in the following tables include components used in smart meters, charging stations, circuit breakers, transformers, electrical contact assemblies, precision stampings, welded contact assemblies, specification plating, and surface finishing.

Three Months Ended June 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$52,961	$9,115	$—	$62,076
General Industrial	19,228	13,510	—	32,738
Residential/Commercial Electrical	—	17,608	—	17,608
Other	4,964	7,829	(9)	12,784
Total net sales	$77,153	$48,062	$(9)	$125,206

Three Months Ended June 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$48,850	$9,728	$—	$58,578
General Industrial	20,532	16,640	—	37,172
Residential/Commercial Electrical	—	18,757	—	18,757
Other	3,968	6,924	(37)	10,855
Total net sales	$73,350	$52,049	$(37)	$125,362

Six Months Ended June 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$108,765	$17,918	$—	$126,683
General Industrial	39,441	28,115	—	67,556
Residential/Commercial Electrical	—	32,193	—	32,193
Other	6,965	18,908	(11)	25,862
Total net sales	$155,171	$97,134	$(11)	$252,294

Six Months Ended June 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$99,446	$19,806	$—	$119,252
General Industrial	42,337	32,975	—	75,312
Residential/Commercial Electrical	—	35,956	—	35,956
Other	7,637	15,323	(51)	22,909
Total net sales	$149,420	$104,060	$(51)	$253,429
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $1.1 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the six months ended June 30, 2023 included $0.7 million that was included in deferred revenue as of December 31, 2022.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2023, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Note 12. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock	$612	2,158	779	2,762
Performance share units	(142)	417	58	706
Stock options	—	$31	$14	$87
Share-based compensation expense	$470	$2,606	$851	$3,555

Restricted Stock
The following table presents the status of unvested restricted stock awards as of June 30, 2023 and changes during the six months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,038	$4.03
Granted	3,381	1.17
Vested	(849)	4.15
Forfeited	(123)	1.56
Unvested at June 30, 2023	3,447	$1.28
During the six months ended June 30, 2023, we granted 1,881,000 shares of restricted stock to non-executive directors, officers and certain other employees under the NN, Inc. 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”). The shares of restricted stock vest pro-rata generally over three years for employees and over one year for non-executive directors.
During the six months ended June 30, 2023, we granted 1,500,000 shares of restricted stock to our new CEO as an inducement award, which vests pro-rata over five years.
Total grant date fair value of restricted stock that vested in the six months ended June 30, 2023, was $3.5 million.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The following table presents the status of unvested PSUs as of June 30, 2023 and activity during the six months then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2023	1,031	$3.80
Granted	3,061	0.97
Vested	(67)	4.63
Forfeited	(634)	2.47
Nonvested at June 30, 2023	3,391	$1.48
During the six months ended June 30, 2023, we granted 561,000 PSUs to certain executive officers. These units vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index during the three-year performance period that ends December 31, 2025.
During the six months ended June 30, 2023, we granted 2,500,000 PSUs to our new CEO as an inducement award. These units cliff-vest after five years and are contingent on the Company’s stock price meeting specified thresholds.
We estimated the grant date fair value of the PSU awards using the Monte Carlo simulation model, as the total shareholder return metric and changes in stock price are considered market conditions under ASC Topic 718, Compensation – stock compensation.
During the six months ended June 30, 2023, 67,000 PSUs were subject to accelerated vesting upon a participant’s termination that was a qualifying event under the terms of the PSU award agreements. Total grant date fair value of PSUs that vested in the six months ended June 30, 2023, was $0.3 million.

Note 13. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of March 31, 2023	$(38,332)	$2,354	$—	$(35,978)
Other comprehensive income (loss) before reclassifications	(2,374)	—	—	(2,374)
Amounts reclassified from AOCI to interest expense (2)	—	(449)	—	(449)
Net other comprehensive income (loss)	(2,374)	(449)	—	(2,823)
Balance as of June 30, 2023	$(40,706)	$1,905	$—	$(38,801)

Balance as of March 31, 2022	$(29,416)	$1,698	$(363)	$(28,081)
Other comprehensive income (loss) before reclassifications	(8,490)	471	(98)	(8,117)
Amounts reclassified from AOCI to interest expense (2)	—	38	(7)	31
Net other comprehensive income (loss)	(8,490)	509	(105)	(8,086)
Balance as of June 30, 2022	$(37,906)	$2,207	$(468)	$(36,167)

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of December 31, 2022	$(40,172)	$3,149	$(97)	$(37,120)
Other comprehensive income (loss) before reclassifications	(534)	(327)	97	(764)
Amounts reclassified from AOCI to interest expense (2)	—	(917)	—	(917)
Net other comprehensive income (loss)	(534)	(1,244)	97	(1,681)
Balance as of June 30, 2023	$(40,706)	$1,905	$—	$(38,801)

Balance as of December 31, 2021	$(32,016)	$151	$(37)	(31,902)
Other comprehensive income (loss) before reclassifications	(5,890)	1,974	(414)	(4,330)
Amounts reclassified from AOCI to interest expense (2)	—	82	(17)	65
Net other comprehensive income (loss)	(5,890)	2,056	(431)	(4,265)
Balance as of June 30, 2022	$(37,906)	$2,207	$(468)	$(36,167)
______________________
(1) Income tax effect of changes in interest rate swap.
(2) Represents (gain) loss recognized in interest expense on effective interest rate swap.

Note 14. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(14,377)	$(8,567)	$(24,552)	$(11,869)
Adjustment for preferred stock cumulative dividends and deemed dividends	(3,196)	(2,658)	(6,247)	(5,196)
Numerator for basic and diluted net loss per common share	$(17,573)	$(11,225)	$(30,799)	$(17,065)

Denominator:
Weighted average common shares outstanding	46,309	43,885	45,085	43,599
Adjustment for participating securities	(2,826)	(1,070)	(1,790)	(844)
Adjustment for warrants outstanding (1)	2,874	1,893	2,541	1,894
Shares used to calculate basic and diluted net loss per share	46,357	44,708	45,836	44,649

Basic and diluted net loss per common share	$(0.38)	$(0.25)	$(0.67)	$(0.38)
Cash dividends declared per common share	$—	$—	$—	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock Options	392	546	454	573
2019 Warrants	1,500	1,500	1,500	1,500
	1,892	2,046	1,954	2,073
Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to $25.16 for the three and six months ended June 30, 2023. The 2019 Warrants excluded from the calculation of diluted net loss per share had a per share exercise price of $11.03.
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
In conjunction with the Term Loan Amendment, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants are exercisable, in full or in part, at any time up to ten years after issuance. The 2023 Warrants include anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events.
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
In conjunction with our placement of the Series B Preferred Stock, we issued detachable warrants to purchase up to 1.5 million shares of our common stock at an exercise price of $12.00 per share (the “2019 Warrants”). The 2019 Warrants, are exercisable, in full or in part, at any time prior to December 11, 2026 and are subject to anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events. Due to the dilutive impact of subsequent issuances of warrants, the exercise price of the 2019 Warrants has been adjusted to $11.03 per share.
The following table presents the change in the liability balance of the embedded derivatives during the six months ended June 30, 2023.

Balance as of December 31, 2022	$2,959
Issuances	2,712
Change in fair value (1)	3,745
Balance as of June 30, 2023	$9,416
_______________________________
(1)    Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$9,198	$—	$218

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$2,831	$—	$128
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price.
The fair value of the change-in-control put feature utilizes unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event ranged from 3% to 5% as of June 30, 2023 and from 3% to 10% as of December 31, 2022.
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 2.9 years as of June 30, 2023 and December 31, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense (benefit) (1)	$(449)	$38	$(917)	$82
_______________________________
(1) Represents (gain) loss recognized in interest expense on effective interest rate swap.
The following table shows the fair value of the interest rate swap within the fair value hierarchy.

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other current assets	$—	$2,130	$—
Derivative asset - other non-current assets	—	1,023	—
Total	$—	$3,153	$—
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
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of June 30, 2023 and December 31, 2022, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $164.2 million and $155.2 million, with a carrying amount of $155.4 million and $152.7 million, as of June 30, 2023 and December 31, 2022, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities and is considered a Level 3 fair value measurement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three and six months ended June 30, 2023. The financial information as of June 30, 2023, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022, contained in our Annual Report on Form 10-K for the year ended December 31, 2022, and the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the six months ended June 30, 2023, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
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
The U.S. economy is experiencing inflationary increases and rising interest rates, as well as supply issues in materials, services, and labor due to economic policy, the COVID-19 pandemic and, more recently, the Russia-Ukraine conflict. These impacts are likely to persist in 2023 and beyond. We cannot predict the impact on the Company’s end-markets or input costs nor the ability of the Company to recover cost increases through pricing.
Footprint Optimization
In 2022, we took specific steps to consolidate our footprint by identifying less profitable end markets and focusing our strategic growth initiatives in markets where we believe we will be able to maximize profitability. During the first half of 2023, we closed our Taunton and Irvine sites from the Power Solutions group and three underutilized Mobile Solutions sites to reduce operating costs. Additionally, we continue to evaluate our global footprint which may result in further consolidation or expansion actions to further improve our overall cost structure.
Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022
Consolidated Results

	Three Months Ended June 30,
	2023	2022	$ Change
Net sales	$125,206	$125,362	$(156)
Cost of sales (exclusive of depreciation and amortization shown separately below)	107,684	103,889	$3,795
Selling, general, and administrative expense	10,975	14,794	(3,819)
Depreciation and amortization	11,550	11,340	210
Other operating income, net	(956)	(147)	(809)
Loss from operations	(4,047)	(4,514)	467
Interest expense	5,457	3,488	1,969
Other expense (income), net	5,641	(67)	5,708
Loss before provision for income taxes and share of net income from joint venture	(15,145)	(7,935)	(7,210)
Provision for income taxes	(325)	(1,051)	726
Share of net income from joint venture	1,093	419	674
Net loss	$(14,377)	$(8,567)	$(5,810)
Net Sales. Net sales decreased by $0.2 million, or (0.1)%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to reduced volume and unfavorable foreign exchange effects, partially offset by higher customer pricing. The closure of the Taunton and Irvine facilities contributed to the lower sales volume during the three months ended June 30, 2023.
Cost of Sales. Cost of sales increased by $3.8 million, or 3.7%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to higher material costs, partially offset by lower sales volume and lower costs associated with facility closures in the second quarter. In addition, the prior year cost of sales benefited from higher favorable overhead absorption.
Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased by $3.8 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to lower wages resulting from reduced headcount, lower stock compensation expense and lower professional fees.

Other Operating Income, Net. Other operating income, net increased by $0.8 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due gains on sales of machinery and equipment and sublease income related to the facility closures during the second quarter of 2023.
Interest Expense.  Interest expense increased by $2.0 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to higher interest rates and the addition of a 2.00% PIK interest rate in connection with the Term Loan Amendment. These increases were partially offset by the recognition of gains during the quarter from the termination of the interest rate swap.

	Three Months Ended June 30,
	2023	2022
Interest on debt	$5,609	$3,109
(Gain) loss recognized on interest rate swap	(449)	38
Amortization of debt issuance costs and discount	527	330
Capitalized interest	(380)	(175)
Other	150	186
Total interest expense	$5,457	$3,488
Other Income, Net. Other expense (income), net changed unfavorably by $5.7 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to noncash derivative mark-to-market losses recognized during the current quarter compared to mark-to-market gains the second quarter of 2022.
Benefit (Provision) For Income Taxes. Our effective tax rate was (2.1)% for the three months ended June 30, 2023, compared to (13.2)% for the three months ended June 30, 2022. The rate for the three months ended June 30, 2023 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. The effective tax rate was unfavorably impacted by the U.S. tax on the earnings of foreign subsidiaries under the global intangible low-taxed income regime.
Share of Net Income from Joint Venture. Share of net income from the JV increased during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to higher sales and lower operating costs, partially offset by higher depreciation and interest expense in the current quarter. The JV, in which we own a 49% investment, recognized net sales of $24.9 million and $22.9 million for the three months ended June 30, 2023 and 2022, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended June 30,
	2023	2022	$ Change
Net sales	$77,153	$73,350	$3,803
Income (loss) from operations	$(1,461)	$1,729	$(3,190)
Net sales increased by $3.8 million, or 5.2%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to higher customer pricing and volume, partially offset by a customer settlement in the prior year and unfavorable foreign exchange effects.
Income (loss) from operations changed unfavorably by $3.2 million during the three months ended June 30, 2023, compared to the same period in the prior year, primarily due to a customer settlement in the prior year and production challenges in two facilities associated with new business launches.
POWER SOLUTIONS

	Three Months Ended June 30,
	2023	2022	$ Change
Net sales	$48,062	$52,049	$(3,987)
Income from operations	$2,583	$1,430	$1,153
Net sales decreased by $4.0 million, or (7.7)%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in sales was primarily due to lower volume, partially offset by higher pricing and favorable foreign exchange effects. The closure of the Taunton and Irvine sites contributed to the lower sales volume during the three months ended June 30, 2023.

Income from operations increased by $1.2 million during the three months ended June 30, 2023 compared to the same period in the prior year, primarily due to lower costs associated with facility closures in the second quarter and higher pricing, partially offset by the impact of lower sales volume.
Six Months Ended June 30, 2023, compared to the Six Months Ended June 30, 2022
Consolidated Results

	Six Months Ended June 30,
	2023	2022	$ Change
Net sales	$252,294	$253,429	$(1,135)
Cost of sales (exclusive of depreciation and amortization shown separately below)	216,105	208,467	$7,638
Selling, general, and administrative expense	24,140	28,248	(4,108)
Depreciation and amortization	23,066	22,769	297
Other operating expense, net	105	1,879	(1,774)
Loss from operations	(11,122)	(7,934)	(3,188)
Interest expense	9,745	6,927	2,818
Other expense (income), net	3,433	(3,063)	6,496
Loss before provision for income taxes and share of net income from joint venture	(24,300)	(11,798)	(12,502)
Provision for income taxes	(1,626)	(2,582)	956
Share of net income from joint venture	1,374	2,511	(1,137)
Net loss	$(24,552)	$(11,869)	$(12,683)
Net Sales. Net sales decreased by $1.1 million, or (0.4)%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to reduced volume from the closure of the Taunton and Irvine facilities, and unfavorable foreign exchange effects of $1.7 million. These decreases were partially offset by higher customer pricing and premium pricing on a certain customer project.
Cost of Sales.  Cost of sales increased by $7.6 million, or 3.7%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to higher material and labor costs due to inefficient manufacturing processes associated with product launches, and lower favorable overhead absorption. These increases were partially offset by lower sales volume and favorable foreign exchange effects.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased by $4.1 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to lower wages resulting from reduced headcount and lower stock compensation expense.
Other Operating Expense (Income), Net. Other operating expense, net changed favorably by $1.8 million primarily due to a legal settlement reached during the first quarter of 2022.
Interest Expense.  Interest expense increased by $2.8 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to higher interest rates and the addition of a 2.00% PIK interest rate in connection with the Term Loan Amendment. These increases were partially offset by the recognition of gains from the interest rate swap and a higher amount of interest expense that was capitalized in the current quarter compared with the second quarter of 2022.

	Six Months Ended June 30,
	2023	2022
Interest on debt	$10,228	$6,180
(Gain) loss recognized on interest rate swap	(917)	82
Amortization of debt issuance costs and discount	880	662
Capitalized interest	(710)	(300)
Other	264	303
Total interest expense	$9,745	$6,927
Other Expense (Income), Net. Other expense (income), net changed unfavorably by $6.5 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to noncash derivative mark-to-market losses recognized during the first two quarters of 2023 compared to gains recognized during the first two quarters of 2022.

Benefit (Provision) for Income Taxes. Our effective tax rate was (6.7)% for the six months ended June 30, 2023, compared to (21.9)% for the six months ended June 30, 2022. The rate for the six months ended June 30, 2023 and June 30, 2022 was unfavorably impacted by the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized.
Share of Net Income from Joint Venture. Share of net income from the JV decreased during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to lower sales and higher operating costs in the current quarter. The JV, in which we own a 49% investment, recognized net sales of $45.6 million and $49.4 million for the six months ended June 30, 2023 and 2022, respectively.
Results by Segment
MOBILE SOLUTIONS

	Six Months Ended June 30,
	2023	2022	$ Change
Net sales	$155,171	$149,420	$5,751
Income (loss) from operations	$(4,780)	$3,698	$(8,478)
Net sales increased by $5.8 million, or 3.8%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to higher customer pricing, partially offset by lower volume and unfavorable foreign exchange effects of $2.2 million.
Income (loss) from operations decreased by $8.5 million during the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to higher material and labor costs, lower sales volume and favorable foreign exchange effects.
POWER SOLUTIONS

	Six Months Ended June 30,
	2023	2022	$ Change
Net sales	$97,134	$104,060	$(6,926)
Income from operations	$4,330	$1,794	$2,536
Net sales decreased by $6.9 million, or (6.7)%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to lower volume from the closure of the Taunton and Irvine facilities. These decreases were partially offset by higher customer pricing, premium pricing on a certain customer project and favorable foreign exchange effects of $0.5 million.
Income from operations increased by $2.5 million during the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to premium pricing on a certain customer project in the first quarter of 2023, a legal settlement reached during the first quarter of 2022 and lower costs associated with facility closures. These increases were partially offset by lower sales volume and an unfavorable change in overhead absorption during the first two quarters of 2023 compared to the first two quarters of 2022.
Changes in Financial Condition from December 31, 2022 to June 30, 2023
Overview
From December 31, 2022 to June 30, 2023, total assets decreased by $7.7 million primarily due to decreases in inventory, property, plant and equipment and intangible assets, partially offset by an increase in accounts receivable. The closure of two Power Solutions facilities contributed to the decrease in inventory and property, plant and equipment. The increase in accounts receivable is due to higher sales during the end of the current quarter compared with the end of the fourth quarter of 2022.
From December 31, 2022 to June 30, 2023, total liabilities increased by $17.9 million, primarily due to increases in accounts payable, long-term debt and other non-current liabilities, partially offset by decrease in operating lease liabilities. The increase in other non-current liabilities is primarily due to warrants issued during the first two quarters of 2023.
Working capital, which consists of current assets less current liabilities, was $106.4 million as of June 30, 2023, compared to $112.9 million as of December 31, 2022. The decrease in working capital was primarily due to increases in accounts payable and current maturities of long-term debt, a decrease in inventory, partially offset by an increase in accounts receivable.

Cash Flows
Cash provided by operations was $8.6 million for the six months ended June 30, 2023, compared with cash used by operations of $2.5 million for the six months ended June 30, 2022. The difference was primarily due to a decrease in inventory during the first two quarters of 2023 compared to an increase during the first two quarters of 2022.
Cash used in investing activities increased by $0.1 million primarily due to higher expenditures for property, plant and equipment, partially offset by the proceeds from the sale of equipment at the Taunton and Irvine facilities in the first two quarters of 2023.
Cash provided by financing activities was $2.3 million for the six months ended June 30, 2023, compared with cash used by financing activities of $1.0 million for the six months ended June 30, 2022. The difference was primarily due to proceeds from new international loans for working capital needs in the first two quarters of 2023.
Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of June 30, 2023, was $147.4 million, without regard to unamortized debt issuance costs and discount. As of June 30, 2023, we had $29.7 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $3.0 million of outstanding borrowings and $10.9 million of outstanding letters of credit at June 30, 2023, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. Effective March 31, 2023, outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month, three-month, or six-month Adjusted SOFR, subject to a 1.000% floor, plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning with the second quarter of 2023, interest is increased on a paid-in-kind basis at a rate between 1.00% and 2.00%, dependent on the Company’s leverage ratio. Based on the interest rate in effect at June 30, 2023, annual cash interest payments would be approximately $17.8 million.
The ABL Facility bears interest on a variable borrowing rate based on either 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of June 30, 2023. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
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
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act. Including interest accrued on the initial refund amount, we have a $11.3 million tax refund receivable at June 30, 2023, which is in the process of IRS review and approval. The timing of the receipt of the refund remains uncertain.
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
Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2022 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2022 Annual Report. There have been no material changes to these policies during the six months ended June 30, 2023.

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
At June 30, 2023, we had $147.4 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.5 million on an annualized basis.
At June 30, 2023, using Adjusted SOFR plus a 2.00% spread, the interest rate on the $3.0 million of outstanding borrowings under the ABL Facility was 7.246%.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of June 30, 2023.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
April 2023	30,755	$1.08	—	—
May 2023	47,245	1.25	—	—
June 2023	1,065	2.21	—	—
Total	79,065	$1.20	—	—
_______________________________
(1)Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the 2022 Omnibus Plan and 2019 Omnibus Plan. The plans provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1
Separation Agreement and General Release, dated as of April 28, 2023, by and between NN, Inc. and Matthew S. Heiter (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2023 and incorporated herein by reference).

10.2
Letter of Understanding, dated May 8, 2023, by and between NN, Inc. and Harold Bevis (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference).

10.3
Form of Restricted Share Award Agreement, by and between NN, Inc. and Harold Bevis (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference).

10.4
Form of Performance Share Unit Award Agreement, by and between NN, Inc. and Harold Bevis (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference).

10.5	Form of Separation Agreement, by and between NN, Inc. and Harold Bevis (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 4, 2023	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: August 4, 2023	/s/ Michael C. Felcher
Michael C. Felcher
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)