Form 10-Q
period 2023-09-30
NN INC
filed 2023-11-07
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2023, there were 47,352,810 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$124,443	$127,297	$376,737	$380,726
Cost of sales (exclusive of depreciation and amortization shown separately below)	104,543	108,033	320,648	316,500
Selling, general, and administrative expense	11,693	10,205	35,833	38,453
Depreciation and amortization	11,577	11,193	34,643	33,962
Other operating expense (income), net	(631)	(17)	(526)	1,862
Loss from operations	(2,739)	(2,117)	(13,861)	(10,051)
Interest expense	5,739	3,746	15,484	10,673
Other expense (income), net	(1,463)	(1,156)	1,970	(4,219)
Loss before benefit (provision) for income taxes and share of net income from joint venture	(7,015)	(4,707)	(31,315)	(16,505)
Benefit (provision) for income taxes	245	1,068	(1,381)	(1,514)
Share of net income from joint venture	1,713	1,424	3,087	3,935
Net loss	$(5,057)	$(2,215)	$(29,609)	$(14,084)
Other comprehensive loss:
Foreign currency translation loss	$(3,072)	$(7,653)	$(3,606)	$(13,543)
Interest rate swap:
Change in fair value, net of tax	—	904	(230)	2,464
Reclassification adjustments included in net loss, net of tax	(449)	(116)	(1,366)	(51)
Other comprehensive loss	$(3,521)	$(6,865)	$(5,202)	$(11,130)
Comprehensive loss	$(8,578)	$(9,080)	$(34,811)	$(25,214)

Basic and diluted net loss per share	$(0.18)	$(0.11)	$(0.84)	$(0.49)
Shares used to calculate basic and diluted net loss per share	47,539	44,711	46,410	44,670

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$21,790	$12,808
Accounts receivable, net of allowances of $1,210 and $1,469 at September 30, 2023 and December 31, 2022	73,229	74,129
Inventories	70,917	80,682
Income tax receivable	12,182	12,164
Prepaid assets	3,800	2,794
Other current assets	11,339	9,123
Total current assets	193,257	191,700
Property, plant and equipment, net of accumulated depreciation of $243,638 and $225,046 at September 30, 2023 and December 31, 2022	185,707	197,637
Operating lease right-of-use assets	43,549	46,713
Intangible assets, net	62,202	72,891
Investment in joint venture	29,131	31,802
Deferred tax assets	164	102
Other non-current assets	6,688	5,282
Total assets	$520,698	$546,127
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,347	$45,871
Accrued salaries, wages and benefits	13,243	11,671
Income tax payable	340	926
Short-term debt and current maturities of long-term debt	6,699	3,321
Current portion of operating lease liabilities	5,407	5,294
Other current liabilities	13,483	11,723
Total current liabilities	88,519	78,806
Deferred tax liabilities	4,137	5,596
Long-term debt, net of current portion	145,892	149,389
Operating lease liabilities, net of current portion	47,841	51,411
Other non-current liabilities	16,288	9,960
Total liabilities	302,677	295,162
Commitments and contingencies (Note 9)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022	74,295	64,701
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 47,311 and 43,856 shares issued and outstanding at September 30, 2023 and December 31, 2022	473	439
Additional paid-in capital	460,382	468,143
Accumulated deficit	(274,807)	(245,198)
Accumulated other comprehensive loss	(42,322)	(37,120)
Total stockholders’ equity	143,726	186,264
Total liabilities, preferred stock, and stockholders’ equity	$520,698	$546,127
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2023 and 2022
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of June 30, 2023	47,019	$470	$462,525	$(269,750)	$(38,801)	$154,444
Net loss	—	—	—	(5,057)	—	(5,057)
Dividends accrued for preferred stock	—	—	(3,347)	—	—	(3,347)
Shares issued under stock incentive plans, net of forfeitures	292	3	(3)	—	—	—
Share-based compensation expense	—	—	1,207	—	—	1,207
Other comprehensive loss	—	—	—	—	(3,521)	(3,521)
Balance as of September 30, 2023	47,311	$473	$460,382	$(274,807)	$(42,322)	$143,726

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of June 30, 2022	43,884	$439	$473,019	$(230,969)	$(36,167)	$206,322
Net loss	—	—	—	(2,215)	—	(2,215)
Dividends accrued for preferred stock	—	—	(2,783)	—	—	(2,783)
Shares forfeited under stock incentive plans	(2)	—	—	—	—	—
Share-based compensation expense	—	—	307	—	—	307
Other comprehensive loss	—	—	—	—	(6,865)	(6,865)
Balance as of September 30, 2022	43,882	$439	$470,543	$(233,184)	$(43,032)	$194,766

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2022	43,856	$439	$468,143	$(245,198)	$(37,120)	$186,264
Net loss	—	—		(29,609)	—	(29,609)
Dividends accrued for preferred stock	—	—	(9,594)	—	—	(9,594)
Shares issued under stock incentive plans, net of forfeitures	3,598	36	(57)	—	—	(21)
Share-based compensation expense	—	—	2,058	—	—	2,058
Restricted shares forgiven for taxes	(143)	(2)	(168)	—	—	(170)
Other comprehensive loss	—	—	—	—	(5,202)	(5,202)
Balance as of September 30, 2023	47,311	$473	$460,382	$(274,807)	$(42,322)	$143,726

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2021	43,027	$430	$474,757	$(219,100)	$(31,902)	$224,185
Net loss	—	—	—	(14,084)	—	(14,084)
Dividends accrued for preferred stock	—	—	(7,979)	—	—	(7,979)
Shares issued under stock incentive plans, net of forfeitures	886	9	(9)	—	—	—
Share-based compensation expense	—	—	3,862	—	—	3,862
Restricted shares forgiven for taxes	(31)	—	(88)	—	—	(88)
Other comprehensive loss					(11,130)	(11,130)
Balance as of September 30, 2022	43,882	$439	$470,543	$(233,184)	$(43,032)	$194,766
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(29,609)	$(14,084)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,643	33,962
Amortization of debt issuance costs and discount	1,409	1,021
Paid-in-kind interest	1,491	—
Total derivative loss (gain), net of cash settlements	3,139	(4,858)
Share of net income from joint venture, net of cash dividends received	851	2,310
Share-based compensation expense	2,058	3,862
Deferred income taxes	(1,531)	(1,831)
Other	(776)	(3,096)
Changes in operating assets and liabilities:
Accounts receivable	335	(15,667)
Inventories	9,692	(11,314)
Accounts payable	5,240	9,827
Income taxes receivable and payable, net	(576)	(403)
Other	(2,476)	(2,400)
Net cash provided by (used in) operating activities	23,890	(2,671)
Cash flows from investing activities
Acquisition of property, plant and equipment	(16,292)	(14,011)
Proceeds from sale of property, plant, and equipment	2,876	460
Net cash used in investing activities	(13,416)	(13,551)
Cash flows from financing activities
Proceeds from long-term debt	52,000	32,000
Repayments of long-term debt	(55,522)	(28,158)
Cash paid for debt issuance costs	(55)	(136)
Proceeds from short-term debt	3,648	—
Other	(1,276)	(2,265)
Net cash provided by (used in) financing activities	(1,205)	1,441
Effect of exchange rate changes on cash flows	(287)	(1,324)
Net change in cash and cash equivalents	8,982	(16,105)
Cash and cash equivalents at beginning of period	12,808	28,656
Cash and cash equivalents at end of period	$21,790	$12,551
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc. is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies primarily for the automotive, general industrial, electrical, aerospace, defense, and medical markets. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of September 30, 2023, we had 27 facilities in North America, Europe, South America, and Asia.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2022, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2023. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and nine months ended September 30, 2023 and 2022; financial position as of September 30, 2023 and December 31, 2022; and cash flows for the nine months ended September 30, 2023 and 2022, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2022 Annual Report. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of results for the year ending December 31, 2023, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounts Receivable Sales Programs
We participate in programs established by our customers which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. During the nine months ended September 30, 2023, we incurred fees of $0.8 million, related to the sale of receivables which is recorded in the Other expense (income), net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Facility Closures
Due to ongoing efforts to optimize the Company’s manufacturing footprint, we ceased manufacturing operations at several facilities during the nine months ended September 30, 2023, including at our Irvine and Taunton locations. We sold machinery and equipment from these locations and recognized a loss on sales of $0.2 million during the nine months ended September 30, 2023. The loss, which is primarily reported within our Power Solutions segment, is included in the Other operating expense (income), net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In June 2023, we began subleasing our Irvine and Taunton facilities under subleases that terminate in 2034 and 2035, respectively.
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

The following table presents our financial performance by reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Mobile Solutions	$78,961	$76,122	$234,132	$225,542
Power Solutions	45,484	51,124	142,618	155,184
Intersegment sales eliminations	(2)	51	(13)	—
Total	$124,443	$127,297	$376,737	$380,726
Income (loss) from operations:
Mobile Solutions	$(1,283)	$(474)	$(6,063)	$3,224
Power Solutions	3,936	2,582	8,266	4,376
Corporate	(5,392)	(4,225)	(16,064)	(17,651)
Total	$(2,739)	$(2,117)	$(13,861)	$(10,051)
Note 3. Inventories
Inventories are comprised of the following amounts:

	September 30, 2023	December 31, 2022
Raw materials	$26,780	$32,146
Work in process	23,317	24,610
Finished goods	20,820	23,926
Total inventories	$70,917	$80,682
Note 4. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2022	$22,356	$50,535	$72,891
Amortization	(2,515)	(8,174)	(10,689)
Balance as of September 30, 2023	$19,841	$42,361	$62,202
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no indicators of impairment at September 30, 2023.
Note 5. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2022	$31,802
Share of earnings	3,087
Dividends paid by joint venture	(3,938)
Foreign currency translation loss	(1,820)
Balance as of September 30, 2023	$29,131
Note 6. Income Taxes
Our effective tax rate was 3.5% and (4.4)% for the three and nine months ended September 30, 2023, respectively, and 22.7% and (9.2)% for the three and nine months ended September 30, 2022, respectively. The effective tax rates for the three and nine months ended September 30, 2023 and September 30, 2022 differ from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. In addition, the effective tax rate for the three and nine months ended September 30,

2023 was favorably impacted by a net valuation allowance release based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
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

	September 30, 2023	December 31, 2022
Term Loan Facility	$147,741	$147,375
ABL Facility	—	1,000
International loans	10,704	8,729
Total principal	158,445	157,104
Less: short-term debt and current maturities of long-term debt	6,699	3,321
Principal of long-term debt, net of current portion	151,746	153,783
Less: unamortized debt issuance costs and discount (1)	5,854	4,394
Long-term debt, net of current portion	$145,892	$149,389
_______________________________
(1) In addition to this amount, costs of $0.5 million and $0.6 million related to the ABL Facility were recorded in other non-current assets as of September 30, 2023 and December 31, 2022, respectively.
Term Loan Facility
Effective March 31, 2023, outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month, three-month, or six-month SOFR with a duration adjustment (“Adjusted SOFR”), subject to a 1.000% floor, plus an applicable margin of 6.875%, or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning in the second quarter of 2023, interest was increased on a paid-in-kind basis at a rate between 1.00% and 2.00% (“PIK interest”), dependent on the Company’s leverage ratio. The PIK interest is payable on the loan maturity date of September 22, 2026. At September 30, 2023, the Term Loan Facility bore interest, including PIK interest, based on one-month Adjusted SOFR, at 14.291%.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due at the loan maturity date. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all domestic assets other than accounts receivable and inventory and has a second lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of September 30, 2023.
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
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. Effective March 3, 2023, the variable borrowing rate is either 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month Adjusted SOFR. At September 30, 2023, using one-month Adjusted SOFR plus a 2.00% margin, the interest rate on outstanding borrowings under the ABL Facility was 7.429%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 2.125% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.

As of September 30, 2023, we had no outstanding borrowings under the ABL Facility, $10.9 million of outstanding letters of credit, and $28.7 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of September 30, 2023.
Note 8. Leases
The following table contains supplemental cash flow information related to leases.

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$258	$262
Operating cash flows used in operating leases	10,533	10,865
Financing cash flows used in finance leases	1,084	2,177
Right-of-use assets obtained in exchange for new finance lease liabilities	1,619	908
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	477	3,835
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we do not expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of September 30, 2023.
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
As of September 30, 2023, the carrying value of the Series D Preferred Stock shares was $74.3 million, which included $27.6 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the nine months ended September 30, 2023.

Balance as of December 31, 2022	$64,701
Accrual of in-kind dividends	7,451
Amortization	2,143
Balance as of September 30, 2023	$74,295
Note 11. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services.
The following tables summarize revenue by customer geographical region.

Three Months Ended September 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$37,048	$36,433	$(2)	$73,479
China	12,414	1,671	—	14,085
Brazil	13,936	215	—	14,151
Mexico	3,221	3,204	—	6,425
Germany	2,139	98	—	2,237
Poland	1,397	2	—	1,399
Other	8,806	3,861	—	12,667
Total net sales	$78,961	$45,484	$(2)	$124,443

Three Months Ended September 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$35,419	$39,579	$51	$75,049
China	12,839	1,378	—	14,217
Brazil	14,109	137	—	14,246
Mexico	5,185	4,769	—	9,954
Germany	1,432	84	—	1,516
Poland	1,100	2	—	1,102
Other	6,038	5,175	—	11,213
Total net sales	$76,122	$51,124	$51	$127,297

Nine Months Ended September 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$112,850	$115,571	$(13)	$228,408
China	37,714	4,480	—	42,194
Brazil	37,372	479	—	37,851
Mexico	11,106	9,892	—	20,998
Germany	5,617	329	—	5,946
Poland	5,025	11	—	5,036
Other	24,448	11,856	—	36,304
Total net sales	$234,132	$142,618	$(13)	$376,737

Nine Months Ended September 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$109,183	$120,442	$—	$229,625
China	34,155	3,855	—	38,010
Brazil	36,122	794	—	36,916
Mexico	18,336	13,868	—	32,204
Germany	3,836	219	—	4,055
Poland	3,598	7	—	3,605
Other	20,312	15,999	—	36,311
Total net sales	$225,542	$155,184	$—	$380,726
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

Three Months Ended September 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$55,933	$8,641	$—	$64,574
General Industrial	17,284	12,351	—	29,635
Residential/Commercial Electrical	—	17,802	—	17,802
Other	5,744	6,690	(2)	12,432
Total net sales	$78,961	$45,484	$(2)	$124,443

Three Months Ended September 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$51,388	$10,822	$—	$62,210
General Industrial	19,546	14,751	—	34,297
Residential/Commercial Electrical	—	17,025	—	17,025
Other	5,188	8,526	51	13,765
Total net sales	$76,122	$51,124	$51	$127,297

Nine Months Ended September 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$164,698	$26,559	$—	$191,257
General Industrial	56,725	40,466	—	97,191
Residential/Commercial Electrical	—	49,995	—	49,995
Other	12,709	25,598	(13)	38,294
Total net sales	$234,132	$142,618	$(13)	$376,737

Nine Months Ended September 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$150,834	$30,628	$—	$181,462
General Industrial	61,883	47,726	—	109,609
Residential/Commercial Electrical	—	52,981	—	52,981
Other	12,825	23,849	—	36,674
Total net sales	$225,542	$155,184	$—	$380,726
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $1.1 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the nine months ended September 30, 2023 included $0.7 million that was included in deferred revenue as of December 31, 2022.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2023, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Note 12. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock	$1,001	471	1,780	3,233
Performance share units	206	(201)	264	505
Stock options	—	$37	$14	$124
Share-based compensation expense	$1,207	$307	$2,058	$3,862

Restricted Stock
The following table presents the status of unvested restricted stock awards as of September 30, 2023 and changes during the nine months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,038	$4.03
Granted	3,711	1.37
Vested	(1,130)	3.65
Forfeited	(160)	1.51
Unvested at September 30, 2023	3,459	$1.41
During the nine months ended September 30, 2023, we granted 1,881,000 shares of restricted stock to non-executive directors, officers and certain other employees under the NN, Inc. 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”). The shares of restricted stock vest pro-rata generally over three years for employees and over one year for non-executive directors.
During the nine months ended September 30, 2023, we granted 1,830,000 shares of restricted stock to new executive officers as inducement awards, which vest pro-rata over five years.
Total grant date fair value of restricted stock that vested in the nine months ended September 30, 2023, was $4.1 million.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The following table presents the status of unvested PSUs as of September 30, 2023 and activity during the nine months then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2023	1,031	$3.80
Granted	3,621	1.14
Vested	(67)	4.63
Forfeited	(634)	2.47
Nonvested at September 30, 2023	3,951	$1.56
During the nine months ended September 30, 2023, we granted 561,000 PSUs to certain executive officers. These units vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index during the three-year performance period that ends December 31, 2025.
During the nine months ended September 30, 2023, we granted 3,060,000 PSUs to new executive officers as inducement awards. These units cliff-vest after five years and are contingent on the Company’s stock price meeting specified thresholds.
We estimated the grant date fair value of the PSU awards using the Monte Carlo simulation model, as the total shareholder return metric and changes in stock price are considered market conditions under ASC Topic 718, Compensation – stock compensation.
During the nine months ended September 30, 2023, 67,000 PSUs were subject to accelerated vesting upon a participant’s termination that was a qualifying event under the terms of the PSU award agreements. Total grant date fair value of PSUs that vested in the nine months ended September 30, 2023, was $0.3 million.

Note 13. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of June 30, 2023	$(40,706)	$1,905	$—	$(38,801)
Other comprehensive income (loss) before reclassifications	(3,072)	—	—	(3,072)
Amounts reclassified from AOCI to interest expense (2)	—	(449)	—	(449)
Net other comprehensive income (loss)	(3,072)	(449)	—	(3,521)
Balance as of September 30, 2023	$(43,778)	$1,456	$—	$(42,322)

Balance as of June 30, 2022	$(37,906)	$2,207	$(468)	$(36,167)
Other comprehensive income (loss) before reclassifications	(7,653)	1,145	(241)	(6,749)
Amounts reclassified from AOCI to interest expense (2)	—	(146)	30	(116)
Net other comprehensive income (loss)	(7,653)	999	(211)	(6,865)
Balance as of September 30, 2022	$(45,559)	$3,206	$(679)	$(43,032)

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of December 31, 2022	$(40,172)	$3,149	$(97)	$(37,120)
Other comprehensive income (loss) before reclassifications	(3,606)	(327)	97	(3,836)
Amounts reclassified from AOCI to interest expense (2)	—	(1,366)	—	(1,366)
Net other comprehensive income (loss)	(3,606)	(1,693)	97	(5,202)
Balance as of September 30, 2023	$(43,778)	$1,456	$—	$(42,322)

Balance as of December 31, 2021	$(32,016)	$151	$(37)	(31,902)
Other comprehensive income (loss) before reclassifications	(13,543)	3,119	(655)	(11,079)
Amounts reclassified from AOCI to interest expense (2)	—	(64)	13	(51)
Net other comprehensive income (loss)	(13,543)	3,055	(642)	(11,130)
Balance as of September 30, 2022	$(45,559)	$3,206	$(679)	$(43,032)
______________________
(1) Income tax effect of changes in interest rate swap.
(2) Represents (gain) loss recognized in interest expense on effective interest rate swap.

Note 14. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(5,057)	$(2,215)	$(29,609)	$(14,084)
Adjustment for preferred stock cumulative dividends and deemed dividends	(3,347)	(2,783)	(9,594)	(7,979)
Numerator for basic and diluted net loss per common share	$(8,404)	$(4,998)	$(39,203)	$(22,063)

Denominator:
Weighted average common shares outstanding	47,186	43,884	45,793	43,695
Adjustment for participating securities	(3,496)	(1,065)	(2,365)	(918)
Adjustment for warrants outstanding (1)	3,849	1,892	2,982	1,893
Shares used to calculate basic and diluted net loss per share	47,539	44,711	46,410	44,670

Basic and diluted net loss per common share	$(0.18)	$(0.11)	$(0.84)	$(0.49)
Cash dividends declared per common share	$—	$—	$—	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock Options	315	542	407	563
2019 Warrants	1,500	1,500	1,500	1,500
	1,815	2,042	1,907	2,063
Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to $25.16 for the three and nine months ended September 30, 2023. The 2019 Warrants excluded from the calculation of diluted net loss per share had a per share exercise price of $11.03.
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
The following table presents the change in the liability balance of the embedded derivatives during the nine months ended September 30, 2023.

Balance as of December 31, 2022	$2,959
Issuances	2,712
Change in fair value (1)	1,642
Balance as of September 30, 2023	$7,313
_______________________________
(1)    Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$7,150	$—	$163

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$2,831	$—	$128
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price.
The fair value of the change-in-control put feature utilizes unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event was 3% as of September 30, 2023 and ranged from 3% to 10% as of December 31, 2022.
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 2.9 years as of September 30, 2023 and December 31, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense (benefit) (1)	$(449)	$(146)	$(1,366)	$(64)
_______________________________
(1) Represents (gain) loss recognized in interest expense on effective interest rate swap.
The following table shows the fair value of the interest rate swap within the fair value hierarchy.

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other current assets	$—	$2,130	$—
Derivative asset - other non-current assets	—	1,023	—
Total	$—	$3,153	$—
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
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of September 30, 2023 and December 31, 2022, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $167.2 million and $155.2 million, with a carrying amount of $152.6 million and $152.7 million, as of September 30, 2023 and December 31, 2022, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities and is considered a Level 3 fair value measurement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three and nine months ended September 30, 2023. The financial information as of September 30, 2023, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022, contained in our Annual Report on Form 10-K for the year ended December 31, 2022, and the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of pandemics, epidemics, disease outbreaks and other public health crises, including the COVID-19 pandemic, on our financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; material changes in the costs and availability of raw materials; economic, social, political and geopolitical instability, military conflict (including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and the geopolitical and economic consequences associated therewith), currency fluctuation, and other risks of doing business outside of the United States; inflationary pressures and changes in the cost or availability of materials, supply chain shortages and disruptions, the availability of labor and labor disruptions along the supply chain; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures, as well as expansion of end markets and product offerings; our ability to hire or retain key personnel; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; new laws and governmental regulations; the impact of climate change on our operations; and cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions. Any forward-looking statement speaks only as of the date of this Quarterly Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company. The Company qualifies all forward-looking statements by these cautionary statements.
For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2022 Annual Report and this Quarterly Report.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the nine months ended September 30, 2023, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
Macroeconomic Conditions
We continue to monitor the ongoing impacts of current macroeconomic and geopolitical events, including changing conditions from the COVID-19 pandemic, the ongoing global conflicts, inflationary cost pressures, rising interest rates, supply chain disruptions, and labor shortages and disruptions.

The COVID-19 pandemic and governmental responses thereto, including COVID-19 lockdowns in China, has impacted our business operations and our customers' and suppliers' ability to operate at normal levels. Disruptions in normal operating levels created supply chain disruptions and inflationary cost pressures within our end-markets. As of the date of this filing, we cannot predict the extent to which our operations, or those of our customers or suppliers, will be impacted in the future, or the ways in which COVID-19 may impact our business, financial condition, results of operations and cash flow.
The ongoing global conflicts continue to create volatility in global financial and energy markets, creating energy and supply chain shortages, which has added to the inflationary pressures experienced by the global economy. We continue to actively work with our suppliers to minimize impacts of supply shortages on our manufacturing capabilities. Although our business has not been materially impacted by the ongoing global conflicts as of the date of this filing, we cannot reasonably predict the extent to which our operations, or those of our customers or suppliers, will be impacted in the future, or the ways in which the conflict may impact our business, financial condition, results of operations and cash flows.
The U.S. economy is experiencing inflationary increases and rising interest rates, as well as supply issues in materials, services, and labor due to economic policy, the COVID-19 pandemic and global conflicts. These impacts are likely to persist into 2024. We cannot predict the impact on our end-markets or input costs nor our ability to recover cost increases through pricing.
In September 2023, the United Auto Workers (the “UAW”) initiated a strike at certain U.S. facilities of General Motors, Ford and Stellantis North America (the “Detroit Three Automakers”) following the expiration of the collective bargaining agreement between the UAW and the Detroit Three Automakers. Certain of our customers in the automotive end market are suppliers to the Detroit Three Automakers. While the duration and scope of the initial and any future UAW strikes against the Detroit Three Automakers, as well as the corresponding impact on the business of suppliers to the Detroit Three Automakers and the impact on our own business, financial position, results of operations and cash flow, are impossible to predict at this time, the prolonged idling of our customers’ production facilities in response to the strikes could have a material adverse impact on us.
Footprint Optimization
In 2022, we took specific steps to consolidate our footprint by identifying less profitable end markets and focusing our strategic growth initiatives in markets where we believe we will be able to maximize profitability. During the first half of 2023, we closed our Taunton and Irvine sites from the Power Solutions group and three underutilized Mobile Solutions sites to reduce operating costs. Additionally, we continue to evaluate our global footprint, which may result in further consolidation or expansion actions to further improve our overall cost structure.
Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022
Consolidated Results

	Three Months Ended September 30,
	2023	2022	$ Change
Net sales	$124,443	$127,297	$(2,854)
Cost of sales (exclusive of depreciation and amortization shown separately below)	104,543	108,033	$(3,490)
Selling, general, and administrative expense	11,693	10,205	1,488
Depreciation and amortization	11,577	11,193	384
Other operating income, net	(631)	(17)	(614)
Loss from operations	(2,739)	(2,117)	(622)
Interest expense	5,739	3,746	1,993
Other income, net	(1,463)	(1,156)	(307)
Loss before benefit for income taxes and share of net income from joint venture	(7,015)	(4,707)	(2,308)
Benefit for income taxes	245	1,068	(823)
Share of net income from joint venture	1,713	1,424	289
Net loss	$(5,057)	$(2,215)	$(2,842)
Net Sales. Net sales decreased by $2.9 million, or 2.2%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to reduced volume, partially offset by higher customer pricing and favorable foreign exchange effects of $0.8 million. The closure of the Taunton and Irvine facilities contributed to the lower sales volume during the three months ended September 30, 2023.
Cost of Sales. Cost of sales decreased by $3.5 million, or 3.2%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to lower sales volume and lower costs associated with facility closures in the third quarter. These decreases were partially offset by higher material and labor costs and unfavorable foreign exchange effects.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased by $1.5 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to increased wages and higher stock compensation expense, partially offset by lower travel and professional fees.
Other Operating Income, Net. Other operating income, net increased by $0.6 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to sublease income related to the facilities that closed during the second quarter of 2023.
Interest Expense.  Interest expense increased by $2.0 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to higher interest rates and the addition of a 2.00% PIK interest rate in connection with the Term Loan Amendment.

	Three Months Ended September 30,
	2023	2022
Interest on debt	$5,779	$3,639
Gain recognized on interest rate swap	(449)	(146)
Amortization of debt issuance costs and discount	529	359
Capitalized interest	(350)	(272)
Other	230	166
Total interest expense	$5,739	$3,746
Other Income, Net. Other income, net increased by $0.3 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to higher noncash derivative mark-to-market gains recognized during the current quarter compared to the third quarter of 2022.
Benefit (Provision) For Income Taxes. Our effective tax rate was 3.5% for the three months ended September 30, 2023, compared to 22.7% for the three months ended September 30, 2022. The rate for the three months ended September 30, 2023 and September 30, 2022 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. In addition, the effective tax rate for the three months ended September 30, 2023, was favorably impacted by a net valuation allowance release based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
Share of Net Income from Joint Venture. Share of net income from the JV increased by $0.3 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to higher sales partially offset by higher depreciation and interest expense in the current quarter. The JV, in which we own a 49% investment, recognized net sales of $30.3 million and $27.0 million for the three months ended September 30, 2023 and 2022, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended September 30,
	2023	2022	$ Change
Net sales	$78,961	$76,122	$2,839
Loss from operations	$(1,283)	$(474)	$(809)
Net sales increased by $2.8 million, or 3.7%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to higher customer pricing, a customer settlement in the quarter, and favorable foreign exchange effects of $0.9 million, partially offset by lower volume.
Loss from operations changed unfavorably by $0.8 million during the three months ended September 30, 2023, compared to the same period in the prior year, primarily due to lower volume, unfavorable foreign exchange effects on costs, and increased depreciation expense. These were partially offset by the impact of a customer settlement in the quarter.

POWER SOLUTIONS

	Three Months Ended September 30,
	2023	2022	$ Change
Net sales	$45,484	$51,124	$(5,640)
Income from operations	$3,936	$2,582	$1,354
Net sales decreased by $5.6 million, or 11.0%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in sales was primarily due to lower volume, partially offset by higher pricing. The closure of the Taunton and Irvine sites contributed to the lower sales volume during the three months ended September 30, 2023.
Income from operations increased by $1.4 million during the three months ended September 30, 2023 compared to the same period in the prior year, primarily due to lower costs associated with the facilities that closed in the second quarter, higher pricing, and sublease income earned on the closed facilities, partially offset by the impact of lower sales volume.
Nine Months Ended September 30, 2023, compared to the Nine Months Ended September 30, 2022
Consolidated Results

	Nine Months Ended September 30,
	2023	2022	$ Change
Net sales	$376,737	$380,726	$(3,989)
Cost of sales (exclusive of depreciation and amortization shown separately below)	320,648	316,500	$4,148
Selling, general, and administrative expense	35,833	38,453	(2,620)
Depreciation and amortization	34,643	33,962	681
Other operating expense (income), net	(526)	1,862	(2,388)
Loss from operations	(13,861)	(10,051)	(3,810)
Interest expense	15,484	10,673	4,811
Other expense (income), net	1,970	(4,219)	6,189
Loss before provision for income taxes and share of net income from joint venture	(31,315)	(16,505)	(14,810)
Provision for income taxes	(1,381)	(1,514)	133
Share of net income from joint venture	3,087	3,935	(848)
Net loss	$(29,609)	$(14,084)	$(15,525)
Net Sales. Net sales decreased by $4.0 million, or 1.0%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to reduced volume, primarily from the closure of the Taunton and Irvine facilities, lower customer settlements and unfavorable foreign exchange effects of $1.5 million. These decreases were partially offset by higher customer pricing and premium pricing on a certain customer project.
Cost of Sales.  Cost of sales increased by $4.1 million, or 1.3%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher material and labor costs and lower favorable overhead absorption. These increases were partially offset by lower sales volume and lower labor costs associated with facility closures.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased by $2.6 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to lower stock compensation expense and lower professional fees and travel costs.
Other Operating Expense (Income), Net. Other operating expense (income), net changed favorably by $2.4 million primarily due to a legal settlement reached during the first quarter of 2022 and sublease income earned on closed facilities during the nine months ended September 30, 2023.
Interest Expense.  Interest expense increased by $4.8 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher interest rates and the addition of a 2.00% PIK interest rate in connection with the Term Loan Amendment. These increases were partially offset by the recognition of gains from the interest rate swap and a higher amount of interest expense that was capitalized in the current quarter compared with the third quarter of 2022.

	Nine Months Ended September 30,
	2023	2022
Interest on debt	$16,007	$9,819
Gain recognized on interest rate swap	(1,366)	(64)
Amortization of debt issuance costs and discount	1,409	1,021
Capitalized interest	(1,060)	(572)
Other	494	469
Total interest expense	$15,484	$10,673
Other Expense (Income), Net. Other expense (income), net changed unfavorably by $6.2 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to noncash derivative mark-to-market losses recognized during the first three quarters of 2023 compared to gains recognized during the first three quarters of 2022.
Benefit (Provision) for Income Taxes. Our effective tax rate was (4.4)% for the nine months ended September 30, 2023, compared to (9.2)% for the nine months ended September 30, 2022. The rate for the nine months ended September 30, 2023 and September 30, 2022 was unfavorably impacted by the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. In addition, the effective rate for the nine months ended September 30, 2023, was favorably impacted by a net valuation allowance release based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
Share of Net Income from Joint Venture. Share of net income from the JV decreased by $0.8 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher manufacturing costs and increased depreciation and interest expense. The JV, in which we own a 49% investment, recognized net sales of $75.9 million and $76.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Results by Segment
MOBILE SOLUTIONS

	Nine Months Ended September 30,
	2023	2022	$ Change
Net sales	$234,132	$225,542	$8,590
Income (loss) from operations	$(6,063)	$3,224	$(9,287)
Net sales increased by $8.6 million, or 3.8%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher customer pricing, partially offset by lower volume, lower customer settlements and unfavorable foreign exchange effects of $1.3 million.
Income (loss) from operations changed unfavorably by $9.3 million during the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to higher material and labor costs, lower sales volume, lower customer settlement and unfavorable foreign exchange effects. In addition, costs increased due to production challenges in two facilities associated with new business launches
POWER SOLUTIONS

	Nine Months Ended September 30,
	2023	2022	$ Change
Net sales	$142,618	$155,184	$(12,566)
Income from operations	$8,266	$4,376	$3,890
Net sales decreased by $12.6 million, or 8.1%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to lower volumes, primarily from the closure of the Taunton and Irvine facilities. These decreases were partially offset by higher customer pricing and premium pricing on a certain customer project.
Income from operations increased by $3.9 million during the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to lower costs associated with the facilities that closed in the second quarter of 2023, premium pricing on a certain customer project in the first quarter of 2023, a legal settlement reached during the first quarter of 2022, and sublease income earned on closed facilities. These increases were partially offset by lower sales volume.

Changes in Financial Condition from December 31, 2022 to September 30, 2023
Overview
From December 31, 2022 to September 30, 2023, total assets decreased by $25.4 million primarily due to decreases in inventory, property, plant and equipment and intangible assets. The closure of two Power Solutions facilities contributed to the decrease in inventory and property, plant and equipment, and the decline in intangible assets is due to amortization.
From December 31, 2022 to September 30, 2023, total liabilities increased by $7.5 million, primarily due to increases in accounts payable and other non-current liabilities, partially offset by a decrease in long-term debt. The increase in other non-current liabilities is primarily due to warrants issued in the first two quarters of 2023.
Working capital, which consists of current assets less current liabilities, was $104.7 million as of September 30, 2023, compared to $112.9 million as of December 31, 2022. The decrease in working capital was primarily due to a decrease in inventory and increases in accounts payable and current maturities of long-term debt.
Cash Flows
Cash provided by operations was $23.9 million for the nine months ended September 30, 2023, compared with cash used by operations of $2.7 million for the nine months ended September 30, 2022. The difference was primarily due to decreases in accounts receivable and inventory during the nine months ended 2023 compared to increases in these balance during the corresponding period of 2022.
Cash used in investing activities increased by $0.1 million primarily due to higher expenditures for property, plant and equipment during the nine months ended September 30, 2023, partially offset by the proceeds from the sale of equipment at the Taunton and Irvine facilities in the first half of 2023.
Cash used in financing activities was $1.2 million for the nine months ended September 30, 2023, compared with cash provided by financing activities of $1.4 million for the nine months ended September 30, 2022. The difference was primarily due to lower borrowings on the ABL Facility during the nine months ended September 30, 2023 compared to the prior year. This was partially offset by proceeds from new international loans for working capital needs during 2023.
Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of September 30, 2023, was $147.7 million, without regard to unamortized debt issuance costs and discount. As of September 30, 2023, we had $28.7 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $10.9 million of outstanding letters of credit at September 30, 2023, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. Effective March 31, 2023, outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month, three-month, or six-month Adjusted SOFR, subject to a 1.000% floor, plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning with the second quarter of 2023, interest is increased on a paid-in-kind basis at a rate between 1.00% and 2.00%, dependent on the Company’s leverage ratio. Based on the interest rate in effect at September 30, 2023, annual cash interest payments would be approximately $18.2 million.
The ABL Facility bears interest on a variable borrowing rate based on either 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of September 30, 2023. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
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

Sale of Business
We are in the process of making final determinations in the matter of the sale of our Life Sciences business in October 2020 to American Securities LLC and its associated earnout provision. It has been represented that no earnout is due and we are verifying this matter per the terms of the agreement.
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act. Including interest accrued on the initial refund amount, we have a $11.4 million tax refund receivable at September 30, 2023, which is in the process of IRS review and approval. The timing of the receipt of the refund remains uncertain.
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
Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2022 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2022 Annual Report. There have been no material changes to these policies during the nine months ended September 30, 2023.
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
At September 30, 2023, we had $147.7 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.5 million on an annualized basis.
At September 30, 2023, using Adjusted SOFR plus a 2.00% spread, any borrowings under the ABL Facility would have been at a 7.429% interest rate.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of September 30, 2023.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The UAW strikes against the Detroit Three Automakers could have material adverse effects on our business, financial position, results of operations and cash flows.
Certain of our customers in the automotive end market are suppliers to the Detroit Three Automakers. While the duration and scope of the initial and any future UAW strikes against the Detroit Three Automakers, as well as the corresponding impact on the business of suppliers to the Detroit Three Automakers and the impact on our own business, financial position, results of operations and cash flow, are impossible to predict at this time, the prolonged idling of customers’ production facilities in response to the strikes could have a material adverse impact on us. The extent to which the UAW strikes will impact us will depend on future developments, which cannot be predicted and are highly uncertain. The ultimate impact on our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration and scope of the strikes.
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

10.1
Executive Employment Agreement, effective as of August 10, 2023, by and between NN Canada, Inc. and Tim French (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2023 and incorporated herein by reference).

10.2
Form of Restricted Share Award Agreement, by and between NN, Inc. and Tim French (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 10, 2023 and incorporated herein by reference).

10.3
Form of Performance Share Unit Award Agreement, by and between NN, Inc. and Tim French (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 10, 2023 and incorporated herein by reference).

10.4
Form of Separation Agreement, by and between NN Canada, Inc. and Tim French (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 10, 2023 and incorporated herein by reference).

10.5
Form of Indemnification Agreement, by and between NN Canada, Inc. and Tim French (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 10, 2023 and incorporated herein by reference).

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

NN, Inc.
(Registrant)

Date: November 7, 2023	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: November 7, 2023	/s/ Michael C. Felcher
Michael C. Felcher
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)