Form 10-K
period 2023-12-31
NN INC
filed 2024-03-12
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-39268

NN, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1096725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6210 Ardrey Kell Road, Suite 120 Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (980) 264-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01	NNBR	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $77.4 million as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, computed using the closing price of the registrant’s common stock as quoted on the Nasdaq Stock Market LLC on that date of $2.39. Solely for purposes of making this calculation, shares of the registrant’s common stock held by named executive officers, directors and 5% or greater stockholders of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
As of February 28, 2024, there were 49,165,450 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement with respect to the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

NN, Inc.

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, Inc. (the “Company”), based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of pandemics, epidemics, disease outbreaks and other public health crises on our financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; material changes in the costs and availability of raw materials; economic, social, political and geopolitical instability, military conflict, currency fluctuation, and other risks of doing business outside of the United States; inflationary pressures and changes in the cost or availability of materials, supply chain shortages and disruptions, the availability of labor and labor disruptions along the supply chain; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures, as well as expansion of end markets and product offerings; our ability to hire or retain key personnel; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; new laws and governmental regulations; the impact of climate change on our operations; and cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report and in any of the Company’s subsequent filings made with the Securities and Exchange Commission (the “SEC”). Any forward-looking statement speaks only as of the date of this Annual Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company. The Company qualifies all forward-looking statements by these cautionary statements.

PART I
Item 1.     Business
Introduction
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As used in this Annual Report, the terms the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of December 31, 2023, we had 27 facilities in North America, South America, Europe, and China.
Our enterprise and management structure is designed to accelerate growth and further balance our portfolio by aligning our strategic assets and businesses. Our businesses are organized into the Mobile Solutions and Power Solutions groups and are based principally on the end markets they serve.
Business Segments and Products
Mobile Solutions
Mobile Solutions is focused on growth in the automotive, general industrial, and medical end markets. We have developed an expertise in manufacturing highly complex, tight tolerance, system critical components. Our technical capabilities can be utilized in numerous applications including for use in battery electric, hybrid electric, and internal combustion engine vehicles. The group currently manufactures components on a high-volume basis for use in power steering, braking, transmissions, and gasoline fuel system applications, along with components utilized in heating, ventilation and air conditioning and diesel injection and diesel emissions treatment applications. This expertise has been gained through investment in technical capabilities, processes and systems, and allows us to provide skilled program management and product launch capabilities.
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

Our ability to make products with tight-tolerance and extreme precision requirements enables our customers to satisfy the critical functionality and performance requirements of their products. We are included in customer designs and deployed in critical systems that involve high cost of failure applications and significant regulatory certification processes, including those for the Underwriters Laboratories.
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
Long-term blue-chip customer base
We maintain relationships with hundreds of customers around the world. Our customers are typically sophisticated, engineering-driven, mechanical systems manufacturers with long histories of product development and reputations for quality. We have no significant retail exposure, which limits volatility and provides enhanced sales visibility. Relationships with many of our largest customers, in terms of revenue, average more than ten years. We have significant exposure to emerging markets in Asia, South America, and Europe through these global customers as well as key local manufacturers. The diverse nature, size, and reach of our customer base provides resistance to localized market and geographic fluctuations and helps stabilize overall product demand.
Strategic global footprint
Our 27 facilities, on four continents, are strategically located to serve our customer base and provide local service and expertise. Our global footprint provides flexibility to locally supply identical products for global customers, reducing shipping time and expense, allowing us to match costs to revenue and to capitalize on industry localization trends. In total, we operate more than 1.8 million square feet of manufacturing space. North America constitutes the largest portion of our manufacturing operations with facilities in the U.S. and Mexico which are strategically located to serve major customers in those markets. Our foreign facilities are located in regional manufacturing hubs in France, Poland, China, and Brazil, and primarily serve global customers in those markets. We believe that the Chinese and South American facilities have significant growth potential as local customer bases expand and the markets for high-precision products grow in those regions.
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
Customers
Our products are supplied primarily to manufacturers for use in a broad range of industrial applications, including automotive; electrical; agricultural; construction; residential devices and equipment; aerospace and defense; medical; heating, ventilation, and air conditioning; and fluid power and diesel engines. Sales to each of our top ten customers are made to multiple customer locations and divisions throughout the world. In 2023, our top ten customers accounted for approximately 47% of our net sales. In 2023, 67% of our products were sold to customers in North America, 14% to customers in Asia, 10% to customers in South America, and 9% to customers in Europe.
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
Headcount
As of December 31, 2023, we employed a total of 2,926 full and part-time employees and 234 temporary workers, which includes 1,177 employees in the U.S. and 1,983 employees in other countries employed by our international subsidiaries. Of our total employment, approximately 12% are management/staff employees and 88% are production employees. Our employees in the France, Brazil, and Mexico City plants are subject to labor council relationships that vary due to the diverse countries in which we operate. We believe we have a good working relationship with our employees and the unions that represent them.
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
Power Solutions
Power Solutions operates in competitive but very fragmented supply chains.  We must compete with numerous companies in each industry market segment. Our primary competitors are: Checon Corporation; Deringer-Ney, Inc.; Electrical Contacts, Ltd.; Interplex Industries, Inc.; J&J Machining, LLC; Norstan, Inc.; Owens Industries, Inc.; and Precinmac Precision Machining. We believe that competition within the electrical end market is based principally on quality, price, design capabilities, and speed of responsiveness and delivery.  We believe that our competitive strengths are product development, tool design, fabrication, tight tolerance processes, and customer solutions.  With these strengths, we have built our reputation in the marketplace as a quality producer of technically difficult products.
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
Power Solutions
Power Solutions uses a wide variety of metals in various forms, including precious metals like gold, silver, palladium, and platinum, as well as plastics. Through our diverse network of suppliers, we minimize supplier concentration risk and provide a stable supply of raw materials at competitive pricing.  This group also procures resins and metal stampings from several domestic and foreign suppliers. Power Solutions bases purchase decisions on quality, service and price.  Generally, we do not enter into written supply contracts with our suppliers or commit to maintain minimum monthly purchases of materials.  However, we carefully manage raw material price volatility, particularly with respect to precious metals, through the use of consignment agreements, which allow us to buy the precious metals on the same day customer shipments are priced, thereby eliminating risk of price changes from procurement to product shipment.
Supply and Cost Pressures
In each of our segments, we at times have been affected by upward price pressure on steel principally due to general increases in global demand. In general, we pass through material cost fluctuations to our customers in the form of changes in selling price. Most of the raw materials we use are purchased from various suppliers and are typically available from numerous sources, some of which are located in China and Europe. Supply chain disruptions, resulting in supply shortages and higher shipping charges, have impacted our suppliers and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining raw materials and key components. We continue to monitor impacts on our supply chain in order to maintain regular and timely supply of raw materials to our business segments.
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
Based on information compiled to date, management believes that our current operations are in compliance with applicable governmental laws and regulations, the violation of which could have a material adverse effect on our business and financial condition.  As of the date hereof, compliance with these laws and regulations has not had a material effect on our capital expenditures, results of operations, and competitive position. For additional information, see “Item 1A - Risk Factors.”
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
In May 2022, we released our inaugural Sustainability Report which established our global sustainability strategy. We conducted a comprehensive environmental, social and governance (“ESG”) materiality assessment to identify our most significant economic, environmental and social impacts. The material ESG topics identified during this process enable our organization to prioritize our investments and actions and provide meaningful disclosures. We continue to strengthen our focus towards providing meaningful disclosures through the publishing of our 2022 ESG Annual Report in June 2023, in which we identified specific actions that we have taken, and will continue to take, to address our ESG priorities. The information provided in our 2021 Sustainability Report and 2022 ESG Annual Report, as well as on our website, is not part of this Annual Report, and is therefore not incorporated by reference into this Annual Report or other filings with the SEC.
Information about our Executive Officers
The following table lists our executive officers as of February 28, 2024:

Name	Age	Position
Harold C. Bevis	64	President, Chief Executive Officer and Director
Michael C. Felcher	51	Senior Vice President and Chief Financial Officer
Timothy M. French	60	Senior Vice President and Chief Operating Officer
D. Gail Nixon	53	Senior Vice President and Chief Human Resources Officer

Harold C. Bevis was appointed President, Chief Executive Officer and Director in May 2023. Prior to joining the Company, Mr. Bevis served as President and Chief Executive Officer of Commercial Vehicle Group, Inc., from March 2020 to May 2023, and as a Director from June 2014 to May 2023. Mr. Bevis served as Chief Executive Officer of Boxlight Corporation from January 2020 to March 2020 and as a Director from March 2018 to March 2020. Previously, Mr. Bevis served as President of OmniMax International from October 2017 to February 2019 and President, Chief Executive Officer and Director of Xerium Technologies, Inc. from August 2012 to April 2017.
Michael C. Felcher has served the Company as Senior Vice President and Chief Financial Officer since July 2021. Mr. Felcher joined the Company in June 2018 and served as Vice President, Chief Accounting Officer until July 2021. Prior to joining the Company, Mr. Felcher served as the Vice President, North America Chief Financial Officer for JELD-WEN, Inc., a publicly held, global manufacturer of doors and windows, from 2013 to 2017. Previously, Mr. Felcher served in a variety of finance roles at United Technologies Corporation and Goodrich Corporation.
Timothy M. French was appointed Senior Vice President and Chief Operating Officer in August 2023. Prior to joining the Company, Mr. French was President of Synergein Solutions Limited, which provides executive and C-suite level interim management and consulting services to manufacturing companies, from September 2018 to August 2023. Previously, Mr. French served as Chief Operating Officer at ProAmpac, a leading global flexible packaging company, from 2010 to 2018.
D. Gail Nixon has served the Company as Senior Vice President and Chief Human Resources Officer since January 2018. Ms. Nixon joined the Company in 2007 and previously served as our Vice President of Human Resources as well as Corporate Human Resources Manager. Ms. Nixon is a member of the Society for Human Resource Management (“SHRM”) and has earned her Senior Professional in Human Resources and SHRM – Senior Certified Professional designations.
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
Item 1A.    Risk Factors
The following risks and uncertainties may have a material effect on our business, prospects, financial condition, results of operations, and cash flows, and should be considered in connection with the other information contained in this Annual Report on Form 10-K. If any of the events described below were to actually occur, our business, prospects, financial condition, results of operations, or cash flows could be adversely affected, and results could differ materially from expected and historical results. The risks and uncertainties described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, prospects, financial condition, results of operations, and cash flows.
Risks Related to Our Operations
We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.
During 2023, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 47% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.
Work stoppages or similar difficulties and unanticipated business disruptions could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
We have a complex network of suppliers, owned and leased manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as supply chain disruptions, weather, raw material shortages, natural disasters, fires or explosions, political unrest, terrorism, generalized labor unrest, including strikes at our suppliers, customers or end-users or public health crises could damage or disrupt our operations or our customers’, suppliers’, co-manufacturers’ or distributors’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or if we are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or be unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.

We operate in and sell products to customers outside the U.S. and are subject to several risks related to doing business internationally.
We obtain a majority of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations and sell to a large number of international customers. During the year ended December 31, 2023, sales to customers located outside of the U.S. accounted for 40% of our consolidated net sales. As a result of doing business internationally, we face risks associated with the following:
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
The prices we pay for raw materials used in our products may be impacted by tariffs. The tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 resulted in increased metals prices in the United States. We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. In addition, an open conflict or war across any region could affect our ability to obtain raw materials. The military conflicts (including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas, and the Houthi movement in Yemen and the surrounding Red Sea region), and related sanctions, export controls or other actions that may be initiated by nations could adversely affect our business and our supply chain or our business partners or customers in other countries. If we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could have a material adverse effect on our business and our results of operations.
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
The loss of key personnel and the inability to attract and retain qualified employees could have a material adverse impact on our operations.
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
A security breach or disruption to our information technology systems could materially adversely affect our business, financial condition, results of operations, and reputation.
We rely on proprietary and third-party information technology systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personally identifiable information of our employees in connection with providing business services to us, including web hosting, accounting, payroll and benefit services. The protection of the information technology systems on which we rely is critically important to us. We take steps, and generally require third-party service providers to take steps, to protect the security of the information maintained in our and our service providers’ information technology systems, including the use of systems, software, tools, and monitoring to provide security for processing, transmitting, and storing of the information. Despite our security measures and business continuity plans, we face risks associated with security breaches or disruptions to the information technology systems on which we rely, which could result from, among other incidents, attacks by hackers, computer viruses, malware (including “ransomware”), phishing attacks or breaches due to errors or malfeasance by employees, contractors and others who have access to these systems. Our third-party service providers could also be the source of a cybersecurity attack on, or breach of, our information technology systems. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict.
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
Pandemics, epidemics, disease outbreaks and other public health crises could materially adversely impact our business, financial condition, results of operations and cash flows.
Pandemics, epidemics or disease outbreaks in the U.S. or globally have disrupted, and may in the future disrupt, our business, which could materially affect our results of financial condition, results of operations and cash flows. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to again suspend our operations in countries and states where we operate. In particular, we have experienced, and could continue to experience, among other things: (1) global supply disruptions, especially in China; (2) labor disruptions; (3) an inability to manufacture; (4) an inability to sell and distribute our products to our customers; (5) a decline in customer demand during and following the pandemic, whether as a result of our inability to satisfy customer demand in a timely manner due to raw material shortages, supply chain disruptions, inflationary cost pressures, or work stoppages experienced by one or more of our customers; and (6) an impaired ability to access credit and the capital markets, especially in light of the rising interest rates. Any new pandemic or other public health crises, or future public health crises, could have a material impact on our business, financial condition, results of operations and cash flows going forward. To the extent any new pandemic or other public health crises adversely affects our business, financial condition, results of operation and cash flows, it may also have the effect of heightening other risks and uncertainties disclosed below.
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
If we are unable to secure and maintain patent or other intellectual property protection for our intellectual property, our ability to compete will be harmed.
We rely upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights for various trade names . There can be no assurance that any of our patents, trademarks or other intellectual property rights will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending patent applications filed by us or that claims allowed on any future patents will be sufficiently broad to protect us from infringement. Further, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the U.S.
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
Some of the medical devices that we produce may be subject to regulation by numerous government agencies, including the Food and Drug Administration (“FDA”) and comparable agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. We cannot guarantee that we will be able to obtain marketing clearance for our new products or enhancements or modifications to existing products. If such approval is obtained, it may:
•take a significant amount of time;
•require the expenditure of substantial resources;
•involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance;
•involve modifications, repairs or replacements of our products; and
•result in limitations on the proposed uses of our products.
We are subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions on a company-wide basis, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.
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
The principal amount outstanding under our term loan facility (the “Term Loan Facility”) as of December 31, 2023, was $148.1 million, and based on the interest rate then in effect, annual cash interest payments would be approximately $18.3 million, with an additional $2.9 million accrued as paid-in-kind interest. In addition, we have $26.4 million available for future borrowings under our asset backed credit facility (the “ABL Facility”). Our debt obligations could have important consequences, including:
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
Approximately 29% of our revenues are denominated in foreign currencies, which may result in additional risk of fluctuating currency values and exchange rates and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. In 2023, the U.S. dollar strengthened against foreign currencies which unfavorably affected our revenue by $0.6 million. In contrast, a weakening of the U.S. dollar may beneficially affect our business, prospects, financial condition, results of operations, or cash flows.
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
We currently have a 49% investment in a Chinese joint venture (the “JV”) and may participate in additional joint ventures from time to time. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including:
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
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. A statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. Although we do not have any funds deposited with SVB or Signature Bank, we currently have our cash and cash equivalents held in deposit in accounts at certain FDIC-insured financial institutions, some of which include amounts in excess of the insurance coverage offered by the FDIC. In the future, we may maintain our cash and cash equivalents at financial institutions in the United States in amounts that may be in excess of the FDIC insurance limit of $250,000. Though to date, we have experienced no loss or lack of access to cash in our operating accounts, in the event of a failure of any of these financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity Overview
We rely on proprietary and third-party information systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personally identifiable information of our employees in connection with providing business services to us, including web hosting, accounting, payroll and benefit services.
Cybersecurity Governance
The protection of the information technology systems on which we rely is critically important to us. The Audit Committee of the Board of Directors has oversight for the reliability and security of our information systems, including identifying material risks and cybersecurity threats arising in our business. The Audit Committee receives updates from management of the ongoing cybersecurity initiatives and events at least once per quarter. In the event of a material cybersecurity incident, management will notify the Cybersecurity Sub-Committee of the Board of Directors, which will provide oversight for the Company’s response and mitigation to the incident.
Our Chief Financial Officer is responsible for the management of the Company’s information systems and oversees the Company’s information technology team (“IT Team”). The IT Team has in place documented procedures for cybersecurity response plans, which are reviewed annually or as events warrant. The IT Team utilizes third party security experts to provide continuous external penetration testing, conduct security reviews, and to provide a managed security operations center that does 24/7 monitoring as well as provide additional resources for threat and incident response activities.
Cybersecurity Risk Management and Strategy
We employ a multi-layered approach to protect our information systems from cybersecurity threats. We have around the clock security operations center coverage that uses an industry leading security information and event management tool to aggregate and analyze data and provide immediate alerts for any breaches. All hardware within our information systems run an industry-standard anti-virus solution, and we have an established patching program in place to keep security updates current. Penetration testing is conducted by an outside party on a continual basis, resulting in rapid discovery and remediation of any potential weaknesses. To ensure employee compliance with our processes, we require yearly cybersecurity training and conduct phish testing, including simulated phishing attempts, multiple times per month. Additional training is assigned to employees as deemed necessary to reduce the risk of cybersecurity threats. In case of a cybersecurity incident, we maintain a cybersecurity insurance policy to reduce any direct costs that could be incurred.
A cybersecurity incident could interrupt our operations, result in downtime, divert our planned efforts and resources from other projects, damage our reputation and brand, damage our competitive position, subject us to liability claims or regulatory penalties under laws protecting the privacy of personal information. Although impacts of past cybersecurity incidents have been immaterial to date, the impacts of such events in the future may materially and adversely affect our business, financial condition, or results of operations.

Item 2.     Properties
As of December 31, 2023, we owned or leased 27 facilities in a total of six countries, which includes a manufacturing facility owned by the JV in China. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions. Our plants generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. The following table lists the current locations of our facilities by segment.
Mobile Solutions Group

Location	General Character	Country	Owned or Leased
Campinas, Brazil	Office	Brazil	Leased
Dowagiac, Michigan	Plant	U.S.A.	Owned
Juarez, Mexico	Plant	Mexico	Leased
Kamienna Gora, Poland	Plant	Poland	Owned
Kentwood, Michigan	Plant 1	U.S.A.	Leased
Kentwood, Michigan	Plant 2	U.S.A.	Leased
Kentwood, Michigan	Plant 3, Warehouse	U.S.A.	Leased
Kentwood, Michigan	Office	U.S.A.	Owned
Marnaz, France	Plant	France	Owned
Marshall, Michigan	Plant 1	U.S.A.	Leased
Sao Joao da Boa Vista, Brazil	Plant 1	Brazil	Leased
Sao Joao da Boa Vista, Brazil	Plant 2	Brazil	Leased
Sao Joao da Boa Vista, Brazil	Plant 3	Brazil	Leased
Wellington, Ohio	Plant 1	U.S.A.	Leased
Wuxi, China	Plant	China	Leased
Power Solutions Group

Location	General Character	Country	Owned or Leased
Algonquin, Illinois	Plant	U.S.A.	Owned
Attleboro, Massachusetts	Plant 1	U.S.A.	Owned
Attleboro, Massachusetts	Plant 2	U.S.A.	Leased
Attleboro, Massachusetts	Plant 3	U.S.A.	Owned
Attleboro, Massachusetts	Office, Warehouse	U.S.A.	Owned
Foshan City, China	Plant	China	Leased
Lubbock, Texas	Plant	U.S.A.	Owned
Mexico City, Mexico	Plant	Mexico	Owned
North Attleboro, Massachusetts	Plant	U.S.A.	Owned
Palmer, Massachusetts	Plant	U.S.A.	Leased
Joint Venture

Location	General Character	Country	Owned or Leased
Wuxi, China	Plant	China	Leased
Corporate

Location	General Character	Country	Owned or Leased
Charlotte, North Carolina	Office	U.S.A	Leased
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

PART II
Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on Nasdaq under the trading symbol “NNBR.” As of February 21, 2024, there were 3,767 beneficial owners of record of our common stock.
The following graph and table compare the cumulative total shareholder return on our common stock with the cumulative total shareholder return of: (i) the Russell 2000® Index, which is a broad equity market index, and (ii) the S&P SmallCap 600® Industrials Index, which is a published industry index, for the period from December 31, 2018, to December 31, 2023. The following graph and table assume that a $100 investment was made at the close of trading on December 31, 2018. We cannot assure you that the performance of our common stock will continue in the future with the same or similar trend depicted on the graph.
Comparison of Five-Year Cumulative Total Return
(Performance results through December 31, 2023)

$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
NN, Inc.
Russell 2000
S&P SmallCap 600 Industrials

	2018	2019	2020	2021	2022	2023
NN, Inc.	$100.00	$141.31	$100.36	$62.62	$22.91	$61.08
Russell 2000	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
S&P SmallCap 600 Industrials	$100.00	$129.64	$145.17	$182.76	$165.58	$218.30
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

Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
October 2023	2,016	$1.76	—	—
November 2023	2,488	2.00	—	—
December 2023	—	—	—	—
Total	4,504	$1.89	—	—
_______________________________
(1)Shares were withheld to pay for tax obligations due upon the vesting of share-based awards held by employees granted under the NN, Inc. 2022 Omnibus Incentive Plan and prior plans (collectively the “Incentive Plans”). The Incentive Plans provides for the withholding of shares or units to satisfy income tax obligations. It does not specify a maximum number of shares or units that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.
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
A detailed discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2022 compared to the year ended December 31, 2021 are not included herein and can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 10, 2023.
Overview and Management Focus
During 2023, the Company initiated an enterprise transformation plan to grow sales, profits, free cash flow and shareholder value. The main tenets of the Company’s transformation plan are:
•Empowered leadership team that is accountable to outcomes;
•Supplementing the team with added talent and experienced professionals;
•Investing $100 million of capex over a five year period with strategic intentions;
•Strategic footprint overlay to blend down the Company’s cost structure to lower total-cost product offerings;
•Building and converting upon a high-probability pipeline of new business opportunities that fit the Company’s capacity and forward direction;
•Deliver excellent customer service and quality in a safe and sustainable manner;
•Expand margins through a variety of contemporary approaches, but especially continuous improvement algorithms;
•Annually generate free cash flow;
•Face reality and address underperforming areas of the Company; and
•Recruit, retain and incent the best possible team of employees globally.
We are a strategic partner to a diversified and global customer base with long standing business relationships and long-running business streams. We participate in growing and attractive end markets, including global automotive parts and passenger vehicles, commercial vehicles, grid and electrical investment, and medical components.
Management generally focuses on these trends and relevant market indicators:
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
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the year ended December 31, 2023, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.

Macroeconomic Conditions
We continue to monitor the ongoing impacts of current macroeconomic and geopolitical events, including changing conditions from ongoing global conflicts, inflationary cost pressures, elevated interest rates, supply chain disruptions, and labor shortages and disruptions.
The ongoing global conflicts continue to create volatility in global financial and energy markets, creating energy and supply chain shortages, which has added to the inflationary pressures experienced by the global economy. We continue to actively work with our suppliers to minimize impacts of supply shortages on our manufacturing capabilities. Although our business has not been materially impacted by these ongoing global conflicts as of the date of this filing, we cannot reasonably predict the extent to which our operations, or those of our customers or suppliers, will be impacted in the future, or the ways in which the conflicts may impact our business, financial condition, results of operations and cash flows.
The U.S. economy has experienced inflationary increases and elevated interest rates, as well as supply issues in materials, services, and labor due to economic policy, the COVID-19 pandemic and global conflicts. While these impacts stabilized during 2023, we cannot predict the future impact on our end-markets or input costs nor our ability to recover cost increases through pricing.
Footprint Optimization
We have taken specific steps to consolidate our footprint by identifying less profitable end markets and focusing our strategic growth initiatives in markets where we believe we will be able to maximize profitability. During the first half of 2023, we closed our Taunton and Irvine sites in the Power Solutions group and three underutilized Mobile Solutions sites to reduce operating costs. Additionally, we continue to evaluate our global footprint, which may result in further consolidation or expansion actions to further improve our overall cost structure.
Sales Concentration
During the years ended December 31, 2023, 2022 and 2021, no single customer accounted for 10% or more of consolidated net sales.
Financial Data as a Percentage of Net Sales
The following table presents the percentage of our net sales represented by statement of operations line item.

	Years Ended December 31,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	85.7%	84.4%	81.7%
Selling, general, and administrative expense	9.7%	10.0%	10.8%
Depreciation and amortization	9.4%	9.5%	9.7%
Other operating expense (income), net	(0.3)%	0.4%	(0.2)%
Loss from operations	(4.5)%	(4.2)%	(1.9)%
Interest expense	4.3%	3.0%	2.7%
Loss on extinguishment of debt and write-off of debt issuance costs	—%	—%	0.5%
Derivative payments on interest rate swap	—%	—%	0.4%
Loss on interest rate swap	—%	—%	0.4%
Other expense (income), net	2.2%	(1.0)%	(1.1)%
Loss from continuing operations before provision for income taxes and share of net income from joint venture	(11.0)%	(6.2)%	(4.7)%
Provision for income taxes	(0.5)%	(0.3)%	0.4%
Share of net income from joint venture	1.2%	1.3%	1.3%
Loss from continuing operations	(10.2)%	(5.2)%	(3.0)%
Income from discontinued operations, net of tax	—%	—%	0.3%
Net loss	(10.2)%	(5.2)%	(2.8)%

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

	Years Ended December 31,
	2023	2022	$ Change
Net sales	$489,270	$498,738	$(9,468)
Cost of sales (exclusive of depreciation and amortization shown separately below)	419,175	421,105	$(1,930)
Selling, general, and administrative expense	47,436	49,635	(2,199)
Depreciation and amortization	46,120	47,231	(1,111)
Other operating expense (income), net	(1,657)	1,859	(3,516)
Loss from operations	(21,804)	(21,092)	(712)
Interest expense	21,137	15,041	6,096
Other expense (income), net	10,730	(5,064)	15,794
Loss from continuing operations before provision for income taxes and share of net income from joint venture	(53,671)	(31,069)	(22,602)
Provision for income taxes	(2,285)	(1,621)	(664)
Share of net income from joint venture	5,806	6,592	(786)
Net loss	$(50,150)	$(26,098)	$(24,052)
Net Sales. Net sales decreased by $9.5 million, or 1.9%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to reduced volume, including the impact from the closure of the Taunton and Irvine facilities, lower customer settlements and unfavorable foreign exchange effects of $0.6 million. These decreases were partially offset by higher customer pricing.
Cost of Sales.  Cost of sales decreased by $1.9 million, or 0.5%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to lower sales volume associated with facility closures. These decreases were partially offset by higher material and labor costs, increased costs due to inefficient manufacturing processes associated with product launches, and unfavorable foreign exchange effects.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased by $2.2 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to lower stock compensation expense and lower professional fees, partially offset by higher incentive compensation expense.
Other Operating Expense (Income), Net. Other operating expense (income), net changed favorably by $3.5 million primarily due to sublease income recognized in 2023 and a legal settlement recorded in 2022.
Interest Expense.  Interest expense increased by $6.1 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher interest rates and the addition of a 2.00% paid-in-kind interest component on the Term Loan subsequent to the amendment in the first quarter of 2023. These increases were partially offset by the recognition of gains from the interest rate swap and a higher amount of interest expense that was capitalized in the current year compared with 2022.

	Years Ended December 31,
	2023	2022
Interest on debt	$21,638	$14,071
Gain recognized on interest rate swap	(1,815)	(428)
Amortization of debt issuance costs and discount	1,941	1,361
Capitalized interest	(1,330)	(610)
Other	703	647
Total interest expense	$21,137	$15,041
Other Expense (Income), Net. Other expense (income), net changed unfavorably by $15.8 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to noncash derivative mark-to-market losses recognized during 2023 compared to gains recognized during 2022.
Provision for Income Taxes. Our effective tax rate was (4.3)% for the year ended December 31, 2023, compared to (5.2)% for the year ended December 31, 2022. Our effective tax rate for the year ended December 31, 2023 was unfavorably impacted by the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. The effective tax rate for the year ended December 31, 2023 was favorably impacted by the recording of interest income on the Company’s federal income tax refund requested as a result of the Coronavirus Aid, Relief, and Economic Security Act, as well as the recording of a benefit of a pending state refund claim. Our effective tax rate for the year ended December 31, 2022 was favorably impacted by the change in assertion and reduction in the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and unfavorably impacted by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized.
Share of Net Income from Joint Venture. Share of net income from the joint venture decreased by $0.8 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher fixed costs and increased depreciation and interest expense, partially offset by higher revenue. The joint venture, in which we own a 49% investment, recognized net sales of $109.6 million and $101.6 million for the year ended December 31, 2023 and 2022, respectively.
Results by Segment
MOBILE SOLUTIONS

	Year Ended December 31,
	2023	2022	$ Change
Net sales	$303,335	$293,536	$9,799
Loss from operations	$(11,749)	$(2,165)	$(9,584)
Net sales increased by $9.8 million, or 3.3%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher customer pricing, partially offset by lower volume, and lower customer settlements.
Loss from operations changed unfavorably by $9.6 million during the year ended December 31, 2023 compared to the prior year, primarily due to higher material and labor costs, lower sales volume, lower customer settlement and unfavorable foreign exchange effects. In addition, costs increased due to production challenges associated with new business launches.
POWER SOLUTIONS

	Year Ended December 31,
	2023	2022	$ Change
Net sales	$185,948	$205,204	$(19,256)
Income from operations	$11,096	$3,536	$7,560
Net sales decreased by $19.3 million, or 9.4%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to lower volumes, including the impact from the closure of the Taunton and Irvine facilities. These decreases were partially offset by higher customer pricing and premium pricing on a certain customer project.
Income from operations increased by $7.6 million during the year ended December 31, 2023 compared to the same period in the prior year, primarily due to lower costs associated with the facilities that closed in the second quarter of 2023, premium pricing on a certain customer project in the first quarter of 2023, a legal settlement reached during the first quarter of 2022, and sublease income earned on closed facilities. These increases were partially offset by lower sales volume.
Changes in Financial Condition from December 31, 2022 to December 31, 2023
Overview
From December 31, 2022 to December 31, 2023, total assets decreased by $35.2 million primarily due to decreases in accounts receivable, inventory, property, plant and equipment and intangible assets. The closure of two Power Solutions facilities contributed to the decrease in inventory and property, plant and equipment, and the decline in intangible assets is due to amortization.
From December 31, 2022 to December 31, 2023, total liabilities increased by $12.9 million, primarily due to an increase in other non-current liabilities due to fair value adjustments of outstanding warrants.
Working capital, which consists of current assets less current liabilities, was $100.9 million as of December 31, 2023, compared to $112.9 million as of December 31, 2022. The decrease in working capital was primarily due to a decrease in accounts receivable and inventory and increases in accrued salaries, wages and benefits.
Cash Flows
Cash provided by operations was $29.3 million for the year ended December 31, 2023, compared with cash provided by operations of $7.7 million for the year ended December 31, 2022. The difference was primarily due to decreases in accounts receivable and inventory during the year ended 2023 compared to increases in these balance during the corresponding period of 2022.
Cash used in investing activities during the year ended December 31, 2023 changed minimally from the prior year as higher expenditures for property, plant and equipment was partially offset by the proceeds from the sale of equipment at the Taunton and Irvine facilities in the first half of 2023.
Cash used in financing activities was $2.9 million for the year ended December 31, 2023, compared with $5.2 million for the year ended December 31, 2022. The decrease was primarily due to an increase in international loans during 2023.
Liquidity and Capital Resources
Credit Facility
The principal amount outstanding under our term loan facility (the “Term Loan Facility”) as of December 31, 2023, was $148.1 million, without regard to unamortized debt issuance costs and discount. As of December 31, 2023, we had $26.4 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $10.9 million of outstanding letters of credit at December 31, 2023, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount, including accrued paid-in-kind interest, due on the final maturity date of September 22, 2026. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month, three-month, or six-month Adjusted SOFR, subject to a 1.000% floor, plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning in the second quarter of 2023, interest expense was increased on a paid-in-kind basis at a rate between 1.00% and 2.00%, dependent on the Company’s leverage ratio. Based on the interest rate in effect at December 31, 2023, annual cash interest payments would be approximately $18.3 million, with an additional $2.9 million accrued as paid-in-kind interest.
On March 5, 2024, we entered into a Purchase and Sale and Escrow Agreement to sell and leaseback three of our properties (the “Properties”). The sale is expected to close on or around March 15, 2024, with the buyer’s obligation to close subject to inspection, due diligence and other customary closing conditions. The aggregate purchase price for the Properties is $16.8 million, the net proceeds from which will be used to repay a portion of the outstanding borrowings under the Term Loan Facility.
The ABL Facility bears interest on a variable borrowing rate based on either 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of December 31, 2023. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
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
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act. Including interest accrued on the initial refund amount, we have a $11.6 million tax refund receivable at December 31, 2023, which is in the process of IRS review and approval. The timing of the receipt of the refund remains uncertain.
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
The calculation of tax assets, liabilities, and expenses under U.S. GAAP is largely dependent on management judgment of the current and future deductibility and utilization of taxable expenses and benefits using a more likely than not threshold. Specifically, the realization of deferred tax assets and the certainty of tax positions taken are largely dependent upon management weighting the current positive and negative evidence for recording tax benefits and expenses. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future earnings growth. We have recorded a U.S. deferred tax liability for foreign earnings which are not indefinitely reinvested.  We treat global intangible low-taxed income (“GILTI”) as a periodic charge in the year in which it arises and therefore do not record deferred taxes for basis differences associated with GILTI.
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
Interest Rate Risk
We are subject to interest rate risk due to our variable rate debt, which comprises a majority of our outstanding indebtedness. The nature and amount of borrowings may vary as a result of future business requirements, market conditions, and other factors. To manage interest rate risk, we have used, and may in the future use, interest rate swap agreements.
At December 31, 2023, we had $148.1 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.5 million on an annualized basis.
At December 31, 2023, using Adjusted SOFR plus a 2.00% spread, any borrowings under the ABL Facility would have been at a 7.445% interest rate.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of December 31, 2023.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NN, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NN, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 12, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
March 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NN, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NN, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2024 expressed unqualified opinion.
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
Charlotte, North Carolina
March 12, 2024

NN, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net sales	$489,270	$498,738	$477,584
Cost of sales (exclusive of depreciation and amortization shown separately below)	419,175	421,105	389,995
Selling, general, and administrative expense	47,436	49,635	51,489
Depreciation and amortization	46,120	47,231	46,195
Other operating expense (income), net	(1,657)	1,859	(1,091)
Loss from operations	(21,804)	(21,092)	(9,004)
Interest expense	21,137	15,041	12,664
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	2,390
Derivative payments on interest rate swap	—	—	1,717
Loss on interest rate swap	—	—	2,033
Other expense (income), net	10,730	(5,064)	(5,366)
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(53,671)	(31,069)	(22,442)
Benefit (provision) for income taxes	(2,285)	(1,621)	1,756
Share of net income from joint venture	5,806	6,592	6,261
Loss from continuing operations	(50,150)	(26,098)	(14,425)
Income from discontinued operations, net of tax (Note 2)	—	—	1,200
Net loss	$(50,150)	$(26,098)	$(13,225)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$1,410	$(8,156)	$(1,135)
Interest rate swap:
Change in fair value, net of tax	(230)	3,358	59
Reclassification adjustments included in net loss, net of tax	(1,815)	(420)	2,906
Other comprehensive income (loss)	$(635)	$(5,218)	$1,830
Comprehensive loss	$(50,785)	$(31,316)	$(11,395)

Basic and diluted net loss per common share:
Loss from continuing operations per common share	$(1.35)	$(0.83)	$(0.82)
Income from discontinued operations per common share	$—	$—	$0.03
Basic and diluted net loss per common share	$(1.35)	$(0.83)	$(0.79)
Shares used to calculate basic and diluted net loss per share	46,738	44,680	44,011

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$21,903	$12,808
Accounts receivable, net	65,545	74,129
Inventories	71,563	80,682
Income tax receivable	11,885	12,164
Prepaid assets	2,464	2,794
Other current assets	9,194	9,123
Total current assets	182,554	191,700
Property, plant and equipment, net	185,812	197,637
Operating lease right-of-use assets	43,357	46,713
Intangible assets, net	58,724	72,891
Investment in joint venture	32,701	31,802
Deferred tax assets	734	102
Other non-current assets	7,003	5,282
Total assets	$510,885	$546,127
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,480	$45,871
Accrued salaries, wages and benefits	15,464	11,671
Income tax payable	524	926
Short-term debt and current maturities of long-term debt	3,910	3,321
Current portion of operating lease liabilities	5,735	5,294
Other current liabilities	10,506	11,723
Total current liabilities	81,619	78,806
Deferred tax liabilities	4,988	5,596
Long-term debt, net of current maturities	149,369	149,389
Operating lease liabilities, net of current portion	47,281	51,411
Other non-current liabilities	24,827	9,960
Total liabilities	308,084	295,162
Commitments and contingencies (Note 13)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at December 31, 2023 and 2022, respectively	77,799	64,701
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 47,269 and 43,856 shares issued and outstanding at December 31, 2023 and 2022, respectively	473	439
Additional paid-in capital	457,632	468,143
Accumulated deficit	(295,348)	(245,198)
Accumulated other comprehensive loss	(37,755)	(37,120)
Total stockholders’ equity	125,002	186,264
Total liabilities, preferred stock, and stockholders’ equity	$510,885	$546,127

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net loss	$(50,150)	$(26,098)	$(13,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,120	47,231	46,195
Amortization of debt issuance costs and discount	1,941	1,361	1,381
Paid-in-kind interest	2,239	—	—
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	2,390
Total derivative loss (gain), net of cash settlements	11,933	(5,265)	(3,259)
Share of net income from joint venture, net of cash dividends received	(1,868)	(347)	(6,261)
Gain on disposal of discontinued operations, net of tax	—	—	(1,200)
Share-based compensation expense	2,821	4,377	3,216
Deferred income taxes	(1,273)	(1,814)	(4,845)
Other	(785)	(3,207)	(2,611)
Changes in operating assets and liabilities:
Accounts receivable	9,087	(4,920)	13,698
Inventories	9,997	(6,672)	(12,959)
Accounts payable	1,142	8,619	343
Income taxes receivable and payable, net	(89)	(1,457)	(4,516)
Other	(1,771)	(4,091)	(2,761)
Net cash provided by operating activities	29,344	7,717	15,586
Cash flows from investing activities
Acquisition of property, plant and equipment	(20,496)	(17,952)	(18,221)
Proceeds from sale of property, plant, and equipment	2,898	460	1,418
Cash paid for post-closing adjustments on sale of business	—	—	(3,880)
Cash settlements of interest rate swap	—	—	(15,420)
Net cash used in investing activities	(17,598)	(17,492)	(36,103)
Cash flows from financing activities
Proceeds from long-term debt	61,000	46,000	171,000
Repayments of long-term debt	(65,395)	(47,958)	(93,729)
Cash paid for debt issuance costs	(169)	(136)	(7,360)
Proceeds from issuance of preferred stock	—	—	61,793
Redemption of preferred stock	—	—	(122,434)
Proceeds from (repayments of) short-term debt	3,648	—	(1,563)
Other	(1,967)	(3,092)	(5,150)
Net cash provided by (used in) financing activities	(2,883)	(5,186)	2,557
Effect of exchange rate changes on cash flows	232	(887)	(1,522)
Net change in cash and cash equivalents	9,095	(15,848)	(19,482)
Cash and cash equivalents at beginning of year	12,808	28,656	48,138
Cash and cash equivalents at end of year	$21,903	$12,808	$28,656

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Supplemental schedule of non-cash investing activities:
Non-cash additions to property, plant and equipment	2,743	1,266	4,438
Non-cash additions to debt issuance costs	2,712	—	—
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	15,272	13,344	10,739
Cash paid for income taxes	3,083	4,739	7,624

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value				Total
Balance as of December 31, 2020	42,686	$427	$493,332	$(205,875)	$(33,732)	$254,152
Net loss	—	—	—	(13,225)	—	(13,225)
Dividends accrued for preferred stock	—	—	(21,478)	—	—	(21,478)
Shares issued under stock incentive plans, net of forfeitures	387	4	(4)	—	—	—
Share-based compensation expense	—	—	3,221	—	—	3,221
Restricted shares surrendered for tax withholdings under stock incentive plans	(52)	(1)	(362)	—	—	(363)
Shares issued for option exercises	6	—	48	—	—	48
Other comprehensive income	—	—	—	—	1,830	1,830
Balance as of December 31, 2021	43,027	$430	$474,757	$(219,100)	$(31,902)	$224,185
Net loss	—	—	—	(26,098)	—	(26,098)
Dividends accrued for preferred stock	—	—	(10,894)	—	—	(10,894)
Shares issued under stock incentive plans, net of forfeitures	860	9	(9)	—	—	—
Share-based compensation expense	—	—	4,377	—	—	4,377
Restricted shares surrendered for tax withholdings under stock incentive plans	(31)	—	(88)	—	—	(88)
Other comprehensive loss	—	—	—	—	(5,218)	(5,218)
Balance as of December 31, 2022	43,856	$439	$468,143	$(245,198)	$(37,120)	$186,264
Net loss	—	—	—	(50,150)	—	(50,150)
Dividends accrued for preferred stock	—	—	(13,098)	—	—	(13,098)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	3,561	36	(57)	—	—	(21)
Share-based compensation expense	—	—	2,821	—	—	2,821
Restricted shares surrendered for tax withholdings under stock incentive plans	(148)	(2)	(177)	—	—	(179)
Other comprehensive loss	—	—	—	—	(635)	(635)
Balance as of December 31, 2023	47,269	$473	$457,632	$(295,348)	$(37,755)	$125,002

See Notes to Consolidated Financial Statements.

NN, Inc.
Notes to Consolidated Financial Statements
Note 1. Significant Accounting Policies
Nature of Business
NN, Inc. is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As used in the Notes to Consolidated Financial Statements, the terms the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of December 31, 2023, we had 27 facilities in North America, South America, Europe, and China.
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
Principles of Consolidation
Our consolidated financial statements include the accounts of NN, Inc., and its wholly owned subsidiaries. We own a 49% investment in a joint venture (the “JV”) which we account for using the equity method (see Note 9). All intercompany transactions and balances have been eliminated in consolidation.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. We maintain cash balances in transaction accounts with various financial institutions that are insured by the Federal Deposit Insurance Corporation. Although we maintain balances that exceed the federally insured limit, we have not experienced any losses related to these balances, and we believe credit risk to be minimal. We had $13.5 million and $12.5 million in cash and cash equivalents as of December 31, 2023 and 2022, respectively, held at foreign financial institutions.
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
Depreciation is calculated based on historical cost using the straight-line method over the estimated useful lives of the depreciable assets. Estimated useful lives for buildings and land improvements generally range from 10 years to 40 years. Estimated useful lives for machinery and equipment generally range from 3 years to 12 years. Estimated useful lives for leasehold improvements are based on the life of the lease.
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
We recognize short-term leases, which have a term of twelve months or less, on a straight-line basis and do not record a related lease asset or liability for such leases. Finance lease ROU assets consist primarily of equipment used in the manufacturing process with terms of four years to eight years. Operating lease ROU assets consist of the following:
•Equipment used in the manufacturing process as well as office equipment with terms of five years; and
•Manufacturing plants and office facilities with terms of four years to 20 years.
We sublease certain leased buildings or portions of leased buildings when no longer needed for our current operational needs. Since we retain the obligation to the lessor, the underlying leases continue to be accounted for as operating leases. Sublease income is recognized on a straight-line basis over the lease term.
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
Share Based Compensation
The cost of restricted stock awards, performance share units, and stock options is recognized as compensation expense over the vesting periods based on the grant date fair value, as determined under ASC Topic 718, Compensation – stock compensation.  The grant-date fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. We use a Monte Carlo simulation for performance share units that include a market condition. The grant-date fair value of performance share units that include performance conditions is based on the closing price of our common stock on the date of grant and compensation expense is recognized based on the estimated outcome of the performance condition. Stock options are valued using the Black Scholes financial pricing model.
Common Stock and Preferred Stock Dividends
Dividends are recorded as a reduction to retained earnings. When we have an accumulated deficit, dividends are recorded as a reduction of additional paid-in capital.
Foreign Currency Translation
Assets and liabilities of our foreign subsidiaries are translated at current exchange rates. Revenue, costs, and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income (loss) and accumulated other comprehensive income (loss) within stockholders’ equity. Transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at the current exchange rate at the date of the transaction. The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated. Transaction gains or losses are recognized as incurred in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2023, 2022, and 2021, transaction gains (losses) were $0.3 million, $0.2 million, and $(0.5) million, respectively.
Net Income (Loss) Per Common Share
In accordance with ASC 260, Earnings Per Share, we allocate earnings or losses to common stockholders and participating securities using the two-class method to compute earnings per share (“EPS”) unless the treasury stock method results in a lower EPS. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that otherwise would have been available to common stockholders. Participating securities may participate in undistributed earnings with common stock whether or not that participation is conditioned upon the occurrence of a specified event. Under the two-class method, our net income (loss) is reduced (or increased) by the amount that has been or will be distributed to our participating security holders. We have elected to allocate undistributed income to participating securities based on year-to-date results. Our participating securities, which include restricted stock awards and preferred stock, do not participate in losses.
Basic net income (loss) per common share is computed by dividing net income (loss) allocable to common shares by the weighted average number of common shares outstanding, adjusted for participating securities and certain outstanding warrants. Diluted net income (loss) per common share includes the effect of warrants and stock options unless inclusion would not be dilutive.
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
Government Assistance
For the years ended December 31, 2023 and 2022, we received $0.7 million and $1.4 million, respectively, in grants and other programs from various governments outside of the U.S. These amounts were received as employment programs, rent abatements, and incentives for capital expenditures in specific locations. Amounts received were recognized as reductions to the underlying expense or capital assets.
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
•Mobile Solutions. Mobile Solutions is focused on growth in the automotive, general industrial, and medical end markets. We have developed an expertise in manufacturing highly complex, tight tolerance, system critical components. Our technical capabilities can be utilized in numerous applications including for use in battery electric, hybrid electric, and internal combustion engine vehicles. The group currently manufactures components on a high-volume basis for use in power steering, braking, transmissions, and gasoline fuel system applications, along with components utilized in heating, ventilation and air conditioning and diesel injection and diesel emissions treatment applications. This expertise has been gained through investment in technical capabilities, processes and systems, and allows us to provide skilled program management and product launch capabilities.
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

The following table presents our financial performance by reportable segment.

	Year Ended December 31,
	2023	2022	2021
Net sales:
Mobile Solutions	$303,335	$293,536	$285,863
Power Solutions	185,948	205,204	191,800
Intersegment sales eliminations	(13)	(2)	(79)
Total	$489,270	$498,738	$477,584
Income (loss) from operations:
Mobile Solutions	$(11,749)	$(2,165)	$9,039
Power Solutions	11,096	3,536	6,493
Corporate	(21,151)	(22,463)	(24,536)
Total	$(21,804)	$(21,092)	$(9,004)
Depreciation and amortization:
Mobile Solutions	$29,156	$28,192	$28,769
Power Solutions	15,318	17,483	15,892
Corporate	1,646	1,556	1,534
Total	$46,120	$47,231	$46,195
Expenditures for long-lived assets:
Mobile Solutions	$15,387	$14,590	$15,411
Power Solutions	3,643	2,401	2,200
Corporate	1,466	961	610
Total	$20,496	$17,952	$18,221

The following table summarizes total assets by reportable segment.

	As of December 31,
	2023	2022
Mobile Solutions (1)	$329,610	$338,338
Power Solutions	147,155	178,129
Corporate	34,120	29,660
Total	$510,885	$546,127
_______________________________
(1)     Total assets in Mobile Solutions includes $32.7 million and $31.8 million as of December 31, 2023 and 2022, respectively, related to our investment in the JV.
The following table summarizes long-lived tangible assets by country.

	As of December 31,
	2023	2022
United States	$127,186	$141,652
China	36,188	37,934
France	24,298	24,536
Mexico	14,038	15,235
Brazil	17,088	15,919
Poland	10,371	9,074
All foreign countries	$101,983	$102,698
Total	$229,169	$244,350

The following table summarizes revenue by country, based on our customers’ shipping destination.

	Year Ended December 31,
	2023	2022	2021
United States	$294,045	$301,823	$293,235
China	58,195	51,556	56,972
Brazil	48,696	48,216	35,455
Mexico	26,683	40,645	35,697
Germany	8,700	5,506	5,776
Poland	6,161	5,042	3,761
Other	46,790	45,950	46,688
Total net sales	$489,270	$498,738	$477,584
Note 4. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services. During the year ended December 31, 2022, we received equipment from a customer as part of the selling price of goods transferred. This noncash consideration was recognized as revenue equal to the fair value of the equipment received.
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

Year Ended December 31, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$212,582	$34,959	$—	$247,541
General Industrial	73,350	52,276	—	125,626
Residential/Commercial Electrical	—	67,546	—	67,546
Other	17,403	31,167	(13)	48,557
Total net sales	$303,335	$185,948	$(13)	$489,270

Year Ended December 31, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$197,341	$40,890	$—	$238,231
General Industrial	78,142	61,828	—	139,970
Residential/Commercial Electrical	—	70,055	—	70,055
Other	18,053	32,431	(2)	50,482
Total net sales	$293,536	$205,204	$(2)	$498,738

Year Ended December 31, 2021	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$182,094	$38,779	$—	$220,873
General Industrial	90,290	60,312	—	150,602
Residential/Commercial Electrical	—	61,748	—	61,748
Other	13,479	30,961	(79)	44,361
Total net sales	$285,863	$191,800	$(79)	$477,584

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
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. Changes in the contract liability balances during the year ended December 31, 2023, were not materially impacted by any other factors. The balance of deferred revenue was $0.4 million and $0.7 million as of December 31, 2023 and December 31, 2022, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the year ended December 31, 2023 included $0.7 million that was included in deferred revenue as of December 31, 2022.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2023, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
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
Sales Concentration
No single customer accounted for 10% or more of consolidated net sales, during the years ended December 31, 2023, 2022, and 2021.
Note 5. Accounts Receivable
The following table presents changes in the allowance for credit losses.

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$1,469	$1,352	$2,044
Additions	118	326	78
Write-offs and other	(353)	(182)	(734)
Currency impact	7	(27)	(36)
Balance at end of year	$1,241	$1,469	$1,352
As of December 31, 2023, one customer represented greater than 10% of our consolidated accounts receivable balance.
Accounts Receivable Sales Programs
We participate in programs established by our customers which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. During the years ended December 31, 2023 and 2022, we incurred fees of $1.1 million and $0.6 million, respectively, related to the sale of receivables which is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 6. Inventories
Inventories are comprised of the following amounts:

	As of December 31,
	2023	2022
Raw materials	$25,456	$32,146
Work in process	22,942	24,610
Finished goods	23,165	23,926
Total inventories	$71,563	$80,682
Note 7. Property, Plant and Equipment
Property, plant and equipment are comprised of the following amounts:

	As of December 31,
	2023	2022
Land and buildings	$61,007	$58,256
Machinery and equipment	375,352	353,364
Construction in progress	3,466	11,063
Gross cost	439,825	422,683
Less: Accumulated depreciation	254,013	225,046
Property, plant and equipment, net	$185,812	$197,637
For the years ended December 31, 2023, 2022, and 2021, we recorded depreciation expense of $32.0 million, $31.4 million, and $31.8 million, respectively.
We monitor property, plant and equipment for any indicators of potential impairment. There were no impairment charges for the years ended December 31, 2023, 2022 and 2021.
Note 8. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2021	$25,709	$63,009	$88,718
Amortization	(3,353)	(12,474)	(15,827)
Balance as of December 31, 2022	22,356	50,535	72,891
Amortization	(3,353)	(10,814)	(14,167)
Balance as of December 31, 2023	$19,003	$39,721	$58,724
The following table shows the cost and accumulated amortization of our intangible assets as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
	Gross Carrying Value as of Acquisition Date	Accumulated Amortization	Net Carrying Value	Gross Carrying Value as of Acquisition Date	Accumulated Amortization	Net Carrying Value
Customer relationships	$171,846	$(114,671)	$57,175	$173,746	$(103,021)	$70,725
Trademark and trade name	7,527	(5,978)	1,549	7,527	(5,361)	2,166
Total identified intangible assets	$179,373	$(120,649)	$58,724	$181,273	$(108,382)	$72,891
Intangible assets that are fully amortized are removed and no longer represented in the gross carrying value or accumulated amortization.
The following table shows estimated future amortization expense for each of the next five years.

Year Ending December 31,
2024	$13,824
2025	13,824
2026	13,824
2027	11,663
2028	3,353

Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the years ended December 31, 2023, 2022 and 2021.
Note 9. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd., a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2022	$31,802
Share of earnings	5,806
Dividends paid by joint venture	(3,938)
Foreign currency translation loss	(969)
Balance as of December 31, 2023	$32,701
The following tables show summarized financial information of the unconsolidated JV.

	Year Ended December 31,
	2023	2022	2021
Net sales	109,630	101,565	94,846
Cost of sales	93,609	84,654	77,620
Income from operations	14,175	15,111	15,429
Net income	11,848	13,453	12,777

	December 31,
	2023	2022
Current assets	68,508	63,141
Noncurrent assets	77,554	79,473
Current liabilities	68,665	66,960
Noncurrent liabilities	8,662	8,695
We recognized sales to the JV of $0, $0.1 million, and $0.4 million during the years ended December 31, 2023, 2022, and 2021, respectively.
Note 10. Debt
On March 22, 2021, we entered into a $150.0 million term loan facility (as amended from time to time, the “Term Loan Facility”) and a new $50.0 million asset backed credit facility (as amended from time to time, the “ABL Facility”). On March 3, 2023, we amended the Term Loan Facility (the “Term Loan Amendment”) and ABL Facility to adjust certain covenants under the agreements, as well as to replace references to LIBOR with secured overnight finance rate (“SOFR”) for interest rate calculations. The following table presents the outstanding debt balances.

	As of December 31,
	2023	2022
Term Loan Facility	$148,114	$147,375
ABL Facility	—	1,000
International loans	10,655	8,729
Unamortized debt issuance costs and discount (1)	(5,490)	(4,394)
Total debt	$153,279	$152,710
_______________________________
(1) In addition to this amount, costs of $0.5 million and $0.6 million related to the ABL Facility were recorded in other non-current assets as of December 31, 2023 and 2022, respectively.
We capitalized interest costs of $1.3 million, $0.6 million, and $0.3 million in the years ended December 31, 2023, 2022, and 2021, respectively, related to construction in progress.

Term Loan Facility
Effective March 31, 2023, outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month, three-month, or six-month SOFR with a duration adjustment (“Adjusted SOFR”), subject to a 1.000% floor, plus an applicable margin of 6.875%, or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning in the second quarter of 2023, interest was increased on a paid-in-kind basis at a rate between 1.00% and 2.00% (“PIK interest”), dependent on the Company’s leverage ratio. The PIK interest is payable on the loan maturity date of September 22, 2026. At December 31, 2023, the Term Loan Facility bore interest, including PIK interest, based on one-month Adjusted SOFR, at 14.331%.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due at the loan maturity date. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all domestic assets other than accounts receivable and inventory and has a second lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of December 31, 2023.
The Term Loan Facility was issued at a $3.8 million discount and we capitalized an additional $5.4 million in new debt issuance costs. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
We had an interest rate swap that changed the one-month LIBOR to a fixed rate of 1.291% on $60.0 million of the outstanding balance of the Term Loan Facility. During the first quarter of 2023, we terminated the interest rate swap and received cash proceeds of $2.5 million which was equal to its fair value.
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility, with an original commitment amount of $50.0 million, of which a maximum of $30.0 million is available in the form of letters of credit and a maximum of $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. The maximum commitment amount may be increased or decreased from time to time based on the terms of conditions of the ABL Facility. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. Effective March 3, 2023, the variable borrowing rate is either 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month Adjusted SOFR. At December 31, 2023, using one-month Adjusted SOFR plus a 2.00% margin, the interest rate on outstanding borrowings under the ABL Facility would have been 7.445%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 2.125% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
As of December 31, 2023, we had no outstanding borrowings under the ABL Facility, $10.9 million of outstanding letters of credit, and $26.4 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of December 31, 2023.
Future Maturities
The following table lists aggregate maturities of debt for each of the next five years.

2024	$3,910
2025	6,075
2026	146,156
2027	376
2028	382
Debt Issuance Costs
We recognized a $2.4 million loss on extinguishment for unamortized debt issuance costs that were written off in the year ended December 31, 2021, in connection with the termination of our previous credit facility.

Note 11. Preferred Stock
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
The Series D Preferred Stock is classified as mezzanine equity, between liabilities and stockholders’ equity, because certain features of the Series D Preferred Stock could require redemption of the Series D Preferred Stock upon a change of control event that is considered not solely within our control. For initial recognition, the Series D Preferred Stock was recognized at a discounted value, net of issuance costs and allocation to warrants and a bifurcated embedded derivative. The aggregate discount is amortized as a deemed dividend through March 22, 2026, which is the date the dividend rate begins to increase by 2.5% per year. Deemed dividends adjust additional paid-in capital due to the absence of retained earnings.
In accordance with ASC 815-15, Derivatives and Hedging - Embedded Derivatives, certain features of the Series D Preferred Stock were bifurcated and accounted for as derivatives separately. Note 18 discusses the accounting for these features.
As of December 31, 2023, the carrying value of the Series D Preferred Stock shares was $77.8 million, which included $31.1 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value.

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$64,701	$53,807	$—
Proceeds from issuance of shares, net of issuance costs	—	—	61,793
Fair value of 2021 Warrants issued	—	—	(14,839)
Recognition of bifurcated embedded derivative	—	—	(282)
Accrual of in-kind dividends	10,085	8,961	6,222
Amortization	3,013	1,933	913
Balance at end of year	$77,799	$64,701	$53,807
Series B Convertible Preferred Stock
On December 11, 2019, we issued 100,000 shares of contingently redeemable Series B convertible preferred stock (the “Series B Preferred Stock”), together with detachable warrants (the “2019 Warrants”) to purchase up to 1.5 million shares of our common stock at an original exercise price of $12.00 per share. The Series B Preferred Stock had a liquidation preference of $1,000 per share and earned cumulative dividends at a rate of 10.625% per year, and accrued whether or not earned or declared. On March 22, 2021, we used the net cash proceeds of $61.8 million from the issuance of the Series D Preferred Stock, along with part of the proceeds from the Term Loan Facility, to redeem all of the outstanding shares of the Series B Preferred Stock. The following table presents the change in the Series B Preferred Stock carrying value for the year ended December 31, 2021.

Balance as of December 31, 2020	$105,086
Accrual of in-kind dividends	14,008
Amortization	335
Redemption	(119,429)
Balance as of December 31, 2021	$—

Note 12. Leases
The following table presents components of lease expense:

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$8,077	$8,285	$8,015
Finance lease cost:
Amortization of right-of-use assets	1,600	1,318	1,451
Interest expense	345	351	213
Short-term lease cost (1)	604	438	655
Sublease income	(2,284)	(195)	—
Total lease cost	$8,342	$10,197	$10,334
_______________________________
(1) Excludes expenses related to leases with a lease term of one month or less.
The following table presents lease-related assets and liabilities recorded on the balance sheet.

		As of December 31,
	Financial Statement Line Item	2023	2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$43,357	$46,713
Finance lease assets	Property, plant and equipment, net	13,599	12,989
Total lease assets		$56,956	$59,702
Liabilities:
Current liabilities:
Operating lease liabilities	Current portion of operating lease liabilities	$5,735	$5,294
Finance lease liabilities	Other current liabilities	2,047	2,610
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities, net of current portion	47,281	51,411
Finance lease liabilities	Other non-current liabilities	4,488	3,828
Total lease liabilities		$59,551	$63,143
The following table contains supplemental cash flow information related to leases.

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$8,462	$14,214	$13,434
Operating cash flows used in finance leases	345	351	213
Financing cash flows used in finance leases	1,766	3,003	4,836
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	1,028	5,181	—
Right-of-use assets obtained in exchange for new finance lease liabilities	1,619	1,263	2,814
_______________________________
(1) Includes new leases, renewals, and modifications.
The weighted average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	As of December 31,
	2023	2022
Weighted-average remaining lease term - operating leases	9.2 years	10.1 years
Weighted-average remaining lease term - finance leases	3.1 years	3.1 years
Weighted-average discount rate - operating leases	7.7%	7.5%
Weighted-average discount rate - finance leases	5.2%	5.3%

The maturities of lease liabilities as of December 31, 2023, is as follows:

	Operating Leases	Finance Leases
2024	$9,524	$2,341
2025	8,683	2,225
2026	8,524	1,647
2027	8,327	868
2028	6,782	96
Thereafter	30,697	—
Total future minimum lease payments	72,537	7,177
Less: imputed interest	19,521	642
Total lease liabilities	$53,016	$6,535
Subleases
We have entered into subleases for certain leased buildings or portions of leased buildings when no longer needed for our current operational needs. The weighted-average remaining lease term of our subleases is 10.9 years. In June 2023, we began subleasing our Taunton and Irvine sites, under subleases that extend through the lease termination dates of the respective head leases. In August 2022, we began subleasing a portion of our leased corporate headquarters office space. The undiscounted cash flows to be received under operating subleases subsequent to December 31, 2023, is as follows:

2024	$3,353
2025	3,458
2026	3,567
2027	3,541
2028	3,237
Thereafter	22,603
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we do not expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of December 31, 2023.

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

	Years Ended December 31,
	2023	2022	2021
United States	$(64,394)	$(40,543)	$(35,325)
Foreign	10,723	9,474	12,883
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	$(53,671)	$(31,069)	$(22,442)
The following table summarizes total income tax expense (benefit) recognized in each year.

	Years Ended December 31,
	2023	2022	2021
Current taxes:
U.S. Federal	$(580)	$(545)	$(19)
State	126	(625)	(615)
Foreign	3,901	4,576	3,014
Total current tax expense	3,447	3,406	2,380
Deferred taxes:
U.S. Federal	$(9,057)	$(6,245)	$(8,421)
State	(1,833)	70	(1,099)
Foreign	(721)	(986)	(154)
U.S. federal, state and foreign valuation allowance	10,449	5,376	5,538
Total deferred tax benefit	(1,162)	(1,785)	(4,136)
Total income tax expense (benefit)	$2,285	$1,621	$(1,756)

The following table presents a reconciliation of income taxes based on the U.S. federal statutory income tax rate.

	Years Ended December 31,
	2023	2022	2021
U.S federal statutory income tax rate	21.0%	21.0%	21.0%
Change in valuation allowance, exclusive of state	(16.1)%	(17.5)%	(20.0)%
State taxes, net of federal taxes, exclusive of tax reform	(0.2)%	1.6%	4.5%
Non-U.S. earnings taxed at different rates	1.1%	0.7%	3.0%
Global intangible low-taxed income	(2.3)%	(3.9)%	(6.0)%
Deferred true-up	(0.8)%	(6.4)%	—%
Research and development tax credit	0.2%	0.3%	1.0%
Change in uncertain tax positions	—%	—%	0.7%
Interest on CARES Act refund	1.1%	1.8%	—%
Return to provision	0.1%	1.3%	0.8%
Taxes on unremitted foreign earnings	(2.4)%	(3.9)%	2.0%
Intercompany lending	(1.3)%	(2.7)%	(5.3)%
Warrant revaluation	(4.3)%	3.6%	6.5%
Other adjustments, net	(0.4)%	(1.1)%	(0.4)%
Effective tax rate	(4.3)%	(5.2)%	7.8%

Our effective tax rate was (4.3)% and (5.2)% for the years ended December 31, 2023 and 2022, respectively. The effective tax rates differed from the U.S. federal statutory tax rate of 21% primarily due to the impact of our valuation allowance change during the year. Our effective tax rate for continuing operations was 7.8% for the year ended December 31, 2021, which differed from the U.S. federal statutory tax rate of 21% primarily due to the impact of our valuation allowance change during the year.
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). During the years ended December 31, 2023 and 2022, we accrued $0.6 million and $0.6 million, respectively, of interest on the CARES Act refund. Including interest accrued on the initial refund amount, we have a $11.6 million tax refund receivable at December 31, 2023, which is in the process of IRS review and approval. The timing of the receipt of the refund remains uncertain at December 31, 2023.
The following table summarizes the principal components of the deferred tax assets and liabilities.

	As of December 31,
	2023	2022
Deferred income tax liabilities:
Tax in excess of book depreciation	$21,497	$24,045
Intangible assets	13,659	16,978
Operating leases	9,970	10,669
Interest rate swap	—	754
Taxes on unremitted foreign earnings	4,658	4,961
Other deferred tax liabilities	725	761
Total deferred income tax liabilities	50,509	58,168
Deferred income tax assets:
Interest expense limitation	14,920	10,723
Goodwill	20,419	22,277
Inventories	2,456	2,292
Section 174 research and development costs	2,400	1,859
Pension and personnel accruals	1,818	1,717
Operating leases	12,238	12,852
Net operating loss carryforwards	32,043	24,299
Interest rate swap	251	—
Credit carryforwards	3,235	2,803
Accruals and reserves	904	978
Other deferred tax assets	3,099	3,086
Deferred income tax assets before valuation allowance	93,783	82,886
Valuation allowance on deferred tax assets	(47,528)	(30,212)
Total deferred income tax assets	46,255	52,674
Net deferred income tax liabilities	$4,254	$5,494
As of December 31, 2023, we had a $37.9 million U.S. federal net operating loss (“NOL”) carryover. The federal NOL has an indefinite life, but utilization within any tax year is limited to 80% of taxable income. Management has determined it is more likely than not this NOL will not be realized and has established a full valuation allowance against the deferred tax asset. As of December 31, 2023, we had $16.2 million of tax effected, state NOL carryovers, which begin to expire in 2030. Management has determined it is more likely than not these state NOL’s will not be realized and has established a full valuation allowance against these deferred tax assets. We also have $11.3 million, tax-effected, of foreign NOL carryovers at December 31, 2023.  The foreign NOLs have an indefinite life; however, management believes that benefit for certain of the foreign NOLs may not be realized. Therefore, we have established a valuation allowance of $8.1 million to reduce the carrying value of the asset related to foreign NOLs to the amount that has been determined to be more likely than not realized.
We have $0.4 million and $2.9 million of U.S. federal tax credits and tax credits in foreign jurisdictions, respectively, as of December 31, 2023. We have recognized a full valuation allowance against these tax credits. In addition, we have other federal and state deferred tax assets of $2.0 million that we believe it is more likely than not will not be realized for which we have established a full valuation allowance.

We have a U.S. federal and state deferred tax asset related to interest expense carryforwards. Management believes it is more likely than not that the benefit for this asset will not be realized. We have established a valuation allowance of $14.9 million to eliminate the carrying value of this asset.
Management assesses available positive and negative evidence to estimate whether it is more likely than not sufficient future taxable income will be generated to provide use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future earnings growth. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $47.5 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized without consideration of future earnings growth.
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
During 2023, the valuation allowance increased by $17.3 million, primarily due to allowances recorded against U.S. federal net operating loss carryforwards, foreign net operating loss carryforwards, and carryforwards of disallowed interest expense which are subject to certain annual deduction limitations. The increase was partially offset by the release of valuation allowance in Brazil. As of December 31, 2023, Brazil had emerged from a recent history of cumulative losses and management has confidence in the operations ability to sustain profits in the future.
As a result of the deemed mandatory repatriation provisions in the U.S. Tax Cuts and Jobs Act of 2017 and subsequent recognition in income of GILTI, we do not have material basis differences related to cumulative unremitted earnings for U.S. income tax purposes. However, we continue to evaluate the impact that repatriation of foreign earnings would have on withholding and other taxes. As of December 31, 2023, we have recorded a liability of $4.7 million for the anticipated withholding taxes that would be due upon repatriation of the unremitted earnings of those subsidiaries for which management does not intend to permanently reinvest.
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
We are subject to U.S. federal income tax as well as tax in several foreign jurisdictions. We are also subject to tax by various state authorities.  The tax years subject to examination vary by jurisdiction.  We are no longer subject to U.S. federal examination for periods before 2017. We are currently under federal examination for tax years 2017, 2018 and 2019. We regularly assess the outcomes of both ongoing and future examinations for the current or prior years to ensure our provision for income taxes is sufficient.  We recognize liabilities based on estimates of whether additional taxes will be due, and we believe our reserves are adequate in relation to any potential assessments.  The outcome of any one examination, some of which may conclude during the next twelve months, is not expected to have a material impact on our financial position or results of operations.
Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties of $0.5 million and $0.5 million are included in other non-current liabilities as of December 31, 2023 and 2022, respectively.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties.

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$118	$125	$247
Additions for tax positions of prior years	3	—	—
Reductions for tax positions of prior years	—	(7)	(122)
Balance at end of year	$121	$118	$125
The increase to unrecognized tax benefits in 2023 is related to the foreign currency remeasurement of previously unrecognized tax benefits. As of December 31, 2023, the unrecognized tax benefits would, if recognized, impact our effective tax rate by $0.7 million, inclusive of the impact of interest and penalties.  Management believes that it is reasonably possible that the amount of unrecognized income tax benefits, including interest and penalties, may not decrease during the next twelve months as no statutes are expected to lapse within the period.

We operate under tax holidays in other countries, which are effective through December 31, 2026, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The tax holidays did not impact our 2023 or 2022 foreign taxes and decreased foreign taxes by $0.2 million for the year ended December 31, 2021.
Note 15. Net Income (Loss) Per Common Share
The following table summarizes the computation of basic and diluted net income (loss) per common share.

	Years Ended December 31,
	2023	2022	2021
Numerator:
Loss from continuing operations	$(50,150)	$(26,098)	$(14,425)
Adjustment for preferred stock cumulative dividends and deemed dividends	(13,098)	(10,894)	(21,478)
Numerator for basic and diluted net loss from continuing operations per common share	(63,248)	(36,992)	(35,903)
Income from discontinued operations, net of tax	—	—	1,200
Numerator for basic and diluted net loss per common share	$(63,248)	$(36,992)	$(34,703)

Denominator:
Weighted average common shares outstanding	46,174	43,738	42,991
Adjustment for participating securities	(2,636)	(951)	(461)
Adjustment for warrants outstanding (1)	3,200	1,893	1,481
Shares used to calculate basic and diluted net loss per share	46,738	44,680	44,011

Basic and diluted net loss from continuing operations per common share	$(1.35)	$(0.83)	$(0.82)
Basic and diluted net income from discontinued operations per common share	—	—	0.03
Basic and diluted net loss per common share	$(1.35)	$(0.83)	$(0.79)
Cash dividends declared per common share	$—	$—	$—
_______________________________
(1) Outstanding warrants that are exercisable at an exercise price of $0.01 per share, are included in shares outstanding for calculation of basic earnings per share (see Note 18).
The following table presents potentially dilutive securities that were excluded from the calculation of diluted net income (loss) per common share because they had an anti-dilutive effect.

	Years Ended December 31,
	2023	2022	2021
Options	381	557	766
2019 Warrants	1,500	1,500	1,500
	1,881	2,057	2,266
Stock options excluded from the EPS calculations had a per share exercise price ranging from $7.93 to $25.16 for the year ended December 31, 2023. The 2019 Warrants excluded from the EPS calculations for the year ended December 31, 2023 had a per share exercise price of $11.03.

Note 16. Share-Based Compensation
As of December 31, 2023, we have 1.5 million shares available that can be issued to employees and non-executive directors under the NN, Inc. 2022 Omnibus Incentive Plan and prior plans (collectively, the “Incentive Plans”), as options, stock appreciation rights, and other share-based awards. Shares of our common stock delivered upon exercise or vesting may consist of newly issued shares of our common stock or shares acquired in the open market.
Share-based compensation expense is recognized in the “Selling, general, and administrative expense” line in the Consolidated Statements of Operations and Comprehensive Income (Loss). The following table lists the components of share-based compensation expense by type of award.

	Years Ended December 31,
	2023	2022	2021
Restricted stock	$2,237	$3,635	$2,166
Performance share units	570	602	797
Stock options	14	140	253
Share-based compensation expense	$2,821	$4,377	$3,216
Unrecognized compensation cost related to unvested awards was $7.0 million as of December 31, 2023, which will be recognized over a weighted-average period of 4.0 years.
Restricted Stock
During the years ended December 31, 2023, 2022, and 2021, we granted 3,782,000, 897,000, and 459,000 shares of restricted stock with weighted average grant-date fair values of $1.37, $3.31, and $6.84 per share, respectively. The total grant-date fair value of restricted stock that vested in the years ended December 31, 2023, 2022, and 2021, was $4.2 million, $2.1 million, and $2.8 million, respectively.
The following table presents the status of unvested restricted stock awards as of December 31, 2023 and changes during the year then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,038	$4.03
Granted	3,782	1.37
Vested	(1,146)	3.65
Forfeited	(269)	1.43
Unvested at December 31, 2023	3,405	$1.41
During the year ended December 31, 2023, we granted 1,952,000 shares of restricted stock to non-executive directors, officers and certain other employees under the Incentive Plans. These shares vest pro-rata generally over three years for employees and over one year for non-executive directors. During the year ended December 31, 2023, we granted 1,830,000 shares of restricted stock, outside of the Incentive Plans, to new executive officers as inducement awards, which vest pro-rata over five years.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. PSUs vest upon achieving specified performance targets over a performance period, which are based on total shareholder return (“TSR Awards”), return on invested capital (“ROIC Awards”), or on the Company’s stock price meeting specified thresholds. If the performance metric thresholds are not met at the end of performance period, the PSUs expire automatically.
The TSR Awards vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index, as defined by the Incentive Plans, during the performance periods. The ROIC Awards vest, if at all, upon our achieving a specified average return on invested capital during the performance periods. The performance periods for TSR Awards and ROIC Awards begins on January 1st of the year of grant and ends three years later on December 31st.
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

The following table presents the status of unvested PSUs as of December 31, 2023 and activity during the year then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2023	1,032	$3.80
Granted	3,621	1.14
Vested	(67)	4.63
Forfeited	(635)	2.47
Expired	(162)	7.82
Nonvested at December 31, 2023	3,789	$1.29
During the year ended December 31, 2023, we granted 561,000 TSR Awards to executive officers under the Incentive Plans for the 2023 to 2025 performance period. During the year ended December 31, 2023, we granted 3,060,000 PSUs, outside of the Incentive Plans, to new executive officers as inducement awards. The inducement award PSUs cliff-vest after five years and are contingent on the Company’s stock price meeting specified thresholds. During the years ended December 31, 2022 and 2021, we granted 790,000 and 314,000 PSUs with weighted average grant-date fair values of $2.58 and $7.82 per share, respectively.
During the year ended December 31, 2023, 67,000 PSUs were subject to accelerated vesting upon a participant’s termination that was a qualifying event under the terms of the Incentive Plans. The total grant date fair value of PSUs that vested in the year ended December 31, 2023, was $0.3 million. No other PSUs were vested during the years ended December 31, 2023, 2022 and 2021.
Stock Options
Stock options, which were last granted in 2020, have an exercise price equal to the closing price of our stock on the date of grant, an exercise term of ten years with a vesting period of three years. The following table presents stock option activity for the year ended December 31, 2023.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	538	$12.63
Expired	(242)	10.39
Outstanding and exercisable at December 31, 2023	296	$14.46	2.9 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at December 31, 2023, was greater than the exercise price of any individual option grant.

Note 17. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of December 31, 2020	$(30,881)	$(3,712)	$861	$(33,732)
Other comprehensive income (loss) before reclassifications	(1,135)	78	(19)	(1,076)
Amounts reclassified from AOCI to interest expense (2)	—	73	(18)	55
Amounts reclassified from AOCI to loss on interest rate swap (3)	—	3,712	(861)	2,851
Net other comprehensive income (loss)	(1,135)	3,863	(898)	1,830
Balance as of December 31, 2021	$(32,016)	$151	$(37)	$(31,902)
Other comprehensive income (loss) before reclassifications	(8,156)	3,426	(68)	(4,798)
Amounts reclassified from AOCI to interest expense (2)	—	(428)	8	(420)
Net other comprehensive income (loss)	(8,156)	2,998	(60)	(5,218)
Balance as of December 31, 2022	$(40,172)	$3,149	$(97)	$(37,120)
Other comprehensive income (loss) before reclassifications	1,410	(327)	97	1,180
Amounts reclassified from AOCI to interest expense (2)	—	(1,815)	—	(1,815)
Net other comprehensive income (loss)	1,410	(2,142)	97	(635)
Balance as of December 31, 2023	$(38,762)	$1,007	$—	$(37,755)
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
Embedded Derivatives
In accordance with ASC 815-15, Derivatives and Hedging - Embedded Derivatives, certain features of our preferred stock and long-term debt were bifurcated and accounted for as derivatives separately.
In conjunction with the Term Loan Amendment, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants are exercisable, in full or in part, at any time prior to June 30, 2033. The 2023 Warrants include anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events.
In conjunction with our placement of the Series D Preferred Stock, we issued the 2021 Warrants to purchase up to 1.9 million shares of our common stock. The 2021 Warrants, are exercisable, in full or in part, at any time prior to March 22, 2027, at an exercise price of $0.01 per share, subject to anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. On February 5, 2024, all of the 2021 Warrants were exercised on a cashless basis, resulting in the issuance of 1,896,000 shares.
The Series D Preferred Stock includes a put feature that allows the holder to redeem the Series D Preferred Stock upon a change in control at the greater of 1) the liquidation preference plus accrued dividends or 2) 140% of the liquidation preference. The put feature was considered a redemption right at a premium and is not clearly and closely related to the debt host. Since the liquidation preference plus accrued dividends was greater than 140% of the liquidation preference at December 31, 2023, the put feature is no longer applicable.
In conjunction with our placement of the Series B Preferred Stock, we issued the 2019 Warrants to purchase up to 1.5 million shares of our common stock. The 2019 Warrants, are exercisable, in full or in part, at any time prior to December 11, 2026, at an exercise price of $11.03 per share, and are subject to anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events.

The following table presents the changes in the liability balance of the embedded derivatives.

	Years Ended December 31,
	2023	2022
Balance at beginning of year	$2,959	$8,224
Issuances	2,712	—
Change in fair value (1)	10,885	(5,265)
Balance at end of year	$16,556	$2,959
_______________________________
(1)    Changes in the fair value are recognized in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	15,421	—	1,135

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	2,831	—	128
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price.
The fair value of the change-in-control put feature utilized unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event was 3% to 10% as of December 31, 2022.
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 2.9 years as of December 31, 2023 and 2022.
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
On February 8, 2019, we entered into a $700.0 million fixed-rate interest rate swap agreement that changed the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575% (the “2019 Swap”). On March 22, 2021, we terminated the 2019 Swap with a $13.7 million cash payment in connection with the extinguishment of our previously outstanding long-term variable-rate debt. The 2019 Swap was designated as a cash flow hedge at inception. However, in the fourth quarter of 2020, the 2019 Swap no longer qualified as an effective hedge, and subsequent changes in fair value of the 2019 Swap were recognized in earnings. Cash settlements during 2021 are presented in investing activities on the Consolidated Statements of Cash Flows.

The following table presents the effect of the interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

	Years Ended December 31,
	2023	2022	2021
Interest expense (benefit) (1)	$(1,815)	$(428)	$73
Derivative payments on interest rate swap (2)	—	—	1,717
Loss on interest rate swap (2)	—	—	2,033
_______________________________
(1) Represents (gain) loss recognized in interest expense on effective interest rate swap.
(2) Represents settlements and changes in fair value on the 2019 Swap while the hedge was ineffective.
As of December 31, 2023 and 2022, we reported $1.0 million and $3.1 million gains, respectively, net of tax, in accumulated other comprehensive income related to the interest rate swap.
The following table shows the fair values of the interest rate swaps within the fair value hierarchy.

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other current assets	$—	$2,130	$—
Derivative asset - other non-current assets	$—	$1,023	$—
Total	$—	$3,153	$—
The fair value of the interest rate swap was calculated through standard pricing models which used inputs derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. The counterparty to the derivative contract is a highly rated financial institution which we believe carried only a minimal risk of nonperformance.
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of December 31, 2023 and 2022, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $162.2 million and $155.2 million, with a carrying amount of $153.3 million and $152.7 million, as of December 31, 2023 and 2022, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities and is considered a Level 3 fair value measurement.
Note 19. Subsequent Event
On March 5, 2024, we entered into a Purchase and Sale and Escrow Agreement to sell and leaseback three of our properties (the “Properties”). The sale is expected to close on or around March 15, 2024, with the buyer’s obligation to close subject to inspection, due diligence and other customary closing conditions. The aggregate purchase price for the Properties is $16.8 million, the net proceeds from which will be used to repay a portion of the outstanding borrowings under the Term Loan Facility. We plan to continue operations at the Properties uninterrupted by entering into a 20 year lease upon the closing of the sale.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2023.
Grant Thornton LLP, the independent registered public accounting firm that has audited our consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report included in Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers, and Corporate Governance
The information required by this Item 10 of Form 10-K concerning our directors is contained in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 (“our definitive proxy statement”), and in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.
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
Item 11.    Executive Compensation
The information required by Item 11 of Form 10-K is contained in the sections entitled “Information about the Directors and the Director Nominees – Compensation of Directors” and “Executive Compensation” of our definitive proxy statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K is contained in the section entitled “Beneficial Ownership of Common Stock” of our definitive proxy statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.
Information required by Item 201(d) of Regulation S-K concerning our equity compensation plans is set forth in the table below.

	Table of Equity Compensation Plan Information (in thousands, except per share data)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	296	$14.46	1,492
Equity compensation plans not approved by security holders	—	—	—
Total	296	$14.46	1,492
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

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 18, 2014, by and among NN, Inc., PMC Global Acquisition Corporation, Autocam Corporation, Newport Global Advisors, L.P., and John C. Kennedy	8-K	000-23486	2.1	July 22, 2014
3.1	Restated Certificate of Incorporation of NN, Inc.	S-3	333-89950	3.1	June 6, 2002
3.2	Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Declassification).	8-K	000-23486	3.1	May 20, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Share Increase)	8-K	000-23486	3.2	May 20, 2019
3.4	Amended and Restated By-Laws of NN, Inc.	8-K	001-39268	3.1	January 20, 2023
3.5	Certificate of Designation of Series D Preferred Stock	8-K	000-39268	3.1	March 22, 2021
4.1	The specimen stock certificate representing NN, Inc.’s Common Stock, par value $0.01 per share	S-3	333-89950	4.1	June 6, 2002
4.2	Stockholders’ Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy	8-K	000-23486	4.1	September 2, 2014
4.3	Form of Common Stock Purchase Warrant	8-K	000-23486	4.1	December 11, 2019
4.4	Rights Agreement, dated as of April 15, 2020, between NN, Inc. and Computershare Inc., as Rights Agent.	8-K	000-23486	4.1	April 16, 2020
4.5	Description of Securities	10-K	000-39268	4.5	March 15, 2021
4.6	Common Stock Warrant	8-K	000-39268	4.1	March 22, 2021
4.7	Common Stock Purchase Warrant	8-K	001-39268	4.1	March 7, 2023
10.1*	Form of Indemnification Agreement	S-3/A	333-89950	10.6	July 15, 2002
10.2	Escrow Agreement, effective as of August 29, 2014, by and among NN, Inc., Newport Global Advisors, L.P., John C. Kennedy and Computershare Trust Company, N.A.	8-K	000-23486	10.3	September 2, 2014

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.3	Indemnity Agreement, effective as of August 29, 2014, by and among NN, Inc. and each of the shareholders of Autocam Corporation identified therein	8-K	000-23486	10.4	September 2, 2014
10.4*	NN, Inc. 2019 Omnibus Incentive Plan.	DEF14A	000-23486	Appendix C	April 8, 2019
10.5	Separation Agreement, dated as of April 1, 2017, by and between NN, Inc. and D. Gail Nixon.	10-Q	000-23486	10.1	May 10, 2019
10.6	Amendment No. 7 to Amended and Restated Credit Agreement, dated June 11, 2019, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent and certain lenders named therein	8-K	000-23486	10.1	June 12, 2019
10.7*	Form of Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.4	August 9, 2019
10.8*	Form of Nonqualified Stock Option Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.5	August 9, 2019
10.9*	Form of Restricted Share Award Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.6	August 9, 2019
10.10*	Form of Performance Share Unit Award Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.7	August 9, 2019
10.11	Securities Purchase Agreement, dated March 22, 2021, by and between NN, Inc. and the NGTV Nevada Holdings LP	8-K	001-39268	10.1	March 22, 2021
10.12	Board Observer Agreement, dated March 22, 2021, by and between NN, Inc. and the NHTV Nevada Holdings LP	8-K	001-39268	10.2	March 22, 2021
10.13	Term Loan Credit Agreement, dated March 22, 2021, by and among NN, Inc., as borrower, and Oaktree Fund Administration, LLC, as administrative agent	8-K	001-39268	10.3	March 22, 2021
10.14	Credit Agreement, dated March 22, 2021, by and among NN, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39268	10.4	March 22, 2021
10.15*	Separation Agreement by and between NN, Inc. and Michael C. Felcher	8-K	001-39268	10.2	June 15, 2021
10.16	Amendment No. 1 to Term Loan Credit Agreement, dated as of March 3, 2022, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	8-K	001-39268	10.1	March 4, 2022
10.17*	2022 Omnibus Incentive Plan	DEF14A	001-39268	Appendix A	April 15, 2022
10.18	Amendment No. 2 to Term Loan Credit Agreement, dated as of March 3, 2023, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent	8-K	001-39268	10.1	March 7, 2023
10.19	Amendment No. 1 to Credit Agreement, dated as of March 3, 2023, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39268	10.2	March 7, 2023
10.20	Warrant Letter Agreement, dated as of March 3, 2023, by and between NN, Inc. and the affiliates of Oaktree Capital Management, L.P. party thereto	8-K	001-39268	10.3	March 7, 2023

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.21	Separation Agreement and General Release, dated as of April 28, 2023, by and between NN, Inc. and Matthew S. Heiter.	8-K	001-39268	10.1	April 28, 2023
10.22	Letter of Understanding, dated May 8, 2023, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.1	May 9, 2023
10.23	Form of Restricted Share Award Agreement, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.2	May 9, 2023
10.24	Form of Performance Share Unit Award Agreement, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.3	May 9, 2023
10.25	Form of Separation Agreement, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.4	May 9, 2023
10.26	Executive Employment Agreement, effective as of August 10, 2023, by and between NN Canada, Inc. and Tim French.	8-K	001-39268	10.1	August 8, 2023
10.27	Form of Restricted Share Award Agreement, by and between NN, Inc. and Tim French.	8-K	001-39268	10.2	August 8, 2023
10.28	Form of Performance Share Unit Award Agreement, by and between NN, Inc. and Tim French.	8-K	001-39268	10.3	August 8, 2023
10.29	Form of Separation Agreement, by and between NN Canada, Inc. and Tim French.	8-K	001-39268	10.4	August 8, 2023
10.30	Form of Indemnification Agreement, by and between NN Canada, Inc. and Tim French.	8-K	001-39268	10.5	August 8, 2023
10.31*#	Form of Restricted Share Award Agreement under the 2022 Omnibus Incentive Plan.
10.32*#	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Incentive Plan.
21.1#	List of Subsidiaries of NN, Inc.
23.1#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32.1##	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act
32.2##	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act
97.1#	Amended and Restated Incentive Compensation Recoupment Policy
101.INS#	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filings.
Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NN, Inc.

By:	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director

Date:	March 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Harold C. Bevis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2024
Harold C. Bevis

/s/ Michael C. Felcher	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2024
Michael C. Felcher

/s/ Jeri J. Harman	Non-Executive Chairman, Director	March 12, 2024
Jeri J. Harman

/s/ Raynard D. Benvenuti	Director	March 12, 2024
Raynard D. Benvenuti

/s/ Christina E. Carroll	Director	March 12, 2024
Christina E. Carroll

/s/ João Faria	Director	March 12, 2024
João Faria

/s/ Rajeev Gautam, Ph.D.	Director	March 12, 2024
Rajeev Gautam, Ph.D.

/s/ Thomas H. Wilson, Jr.	Director	March 12, 2024
Thomas H. Wilson, Jr.