Form 10-Q
period 2024-03-31
NN INC
filed 2024-05-07
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2024, there were 50,004,845 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net sales	$121,198	$127,088
Cost of sales (exclusive of depreciation and amortization shown separately below)	101,086	108,421
Selling, general, and administrative expense	13,348	13,165
Depreciation and amortization	12,547	11,516
Other operating expense (income), net	(1,000)	1,061
Loss from operations	(4,783)	(7,075)
Interest expense	5,366	4,288
Other expense (income), net	4,153	(2,208)
Loss before provision for income taxes and share of net income from joint venture	(14,302)	(9,155)
Provision for income taxes	(506)	(1,301)
Share of net income from joint venture	2,271	281
Net loss	$(12,537)	$(10,175)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(2,346)	$1,840
Interest rate swap:
Change in fair value, net of tax	—	(230)
Reclassification adjustments included in net loss, net of tax	(449)	(468)
Other comprehensive income (loss)	$(2,795)	$1,142
Comprehensive loss	$(15,332)	$(9,033)

Basic and diluted net loss per share	$(0.34)	$(0.29)
Shares used to calculate basic and diluted net loss per share	47,724	45,309

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$20,610	$21,903
Accounts receivable, net of allowances of $1,626 and $1,241 at March 31, 2024 and December 31, 2023	71,862	65,545
Inventories	72,718	71,563
Income tax receivable	11,952	11,885
Prepaid assets	5,957	2,464
Other current assets	10,439	9,194
Total current assets	193,538	182,554
Property, plant and equipment, net of accumulated depreciation of $260,340 and $254,013 at March 31, 2024 and December 31, 2023	179,647	185,812
Operating lease right-of-use assets	42,141	43,357
Intangible assets, net	55,268	58,724
Investment in joint venture	34,409	32,701
Deferred tax assets	734	734
Other non-current assets	7,087	7,003
Total assets	$512,824	$510,885
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,786	$45,480
Accrued salaries, wages and benefits	16,920	15,464
Income tax payable	431	524
Short-term debt and current maturities of long-term debt	7,014	3,910
Current portion of operating lease liabilities	5,177	5,735
Other current liabilities	14,464	10,506
Total current liabilities	94,792	81,619
Deferred tax liabilities	4,739	4,988
Long-term debt, net of current maturities	151,531	149,369
Operating lease liabilities, net of current portion	45,803	47,281
Other non-current liabilities	18,349	24,827
Total liabilities	315,214	308,084
Commitments and contingencies (Note 10)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at March 31, 2024 and December 31, 2023	81,469	77,799
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 49,520 and 47,269 shares issued and outstanding at March 31, 2024 and December 31, 2023	495	473
Additional paid-in capital	464,081	457,632
Accumulated deficit	(307,885)	(295,348)
Accumulated other comprehensive loss	(40,550)	(37,755)
Total stockholders’ equity	116,141	125,002
Total liabilities, preferred stock, and stockholders’ equity	$512,824	$510,885
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(12,537)	$(10,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,547	11,516
Amortization of debt issuance costs and discount	544	353
Paid-in-kind interest	730	—
Total derivative loss, net of cash settlements	3,331	386
Share of net income from joint venture, net of cash dividends received	(2,271)	(281)
Share-based compensation expense	846	381
Deferred income taxes	(260)	480
Other	(666)	(287)
Changes in operating assets and liabilities:
Accounts receivable	(6,888)	(5,506)
Inventories	(1,554)	(447)
Accounts payable	6,130	2,813
Income taxes receivable and payable, net	(163)	(283)
Other	923	1,276
Net cash provided by operating activities	712	226
Cash flows from investing activities
Acquisition of property, plant and equipment	(5,460)	(4,997)
Proceeds from sale of property, plant, and equipment	98	1,035
Net cash used in investing activities	(5,362)	(3,962)
Cash flows from financing activities
Proceeds from long-term debt	13,001	17,000
Repayments of long-term debt	(29,808)	(17,832)
Cash paid for debt issuance costs	(646)	(55)
Proceeds from sale-leaseback of equipment	4,910	—
Proceeds from sale-leaseback of land and buildings	16,863	—
Repayments of financing obligations	(99)	—
Proceeds from short-term debt	—	2,923
Other	(651)	(785)
Net cash provided by financing activities	3,570	1,251
Effect of exchange rate changes on cash flows	(213)	222
Net change in cash and cash equivalents	(1,293)	(2,263)
Cash and cash equivalents at beginning of period	21,903	12,808
Cash and cash equivalents at end of period	$20,610	$10,545
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2023	47,269	$473	$457,632	$(295,348)	$(37,755)	$125,002
Net loss	—	—	—	(12,537)	—	(12,537)
Dividends accrued for preferred stock	—	—	(3,670)	—	—	(3,670)
Shares issued for warrants exercised	1,896	19	9,367			9,386
Shares issued under stock incentive plans, net of forfeitures	374	4	(4)	—	—	—
Share-based compensation expense	—	—	846	—	—	846
Restricted shares surrendered for tax withholdings under stock incentive plans	(19)	(1)	(90)	—	—	(91)
Other comprehensive loss	—	—	—	—	(2,795)	(2,795)
Balance as of March 31, 2024	49,520	$495	$464,081	$(307,885)	$(40,550)	$116,141

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2022	43,856	$439	$468,143	$(245,198)	$(37,120)	$186,264
Net loss	—	—	—	(10,175)	—	(10,175)
Dividends accrued for preferred stock	—	—	(3,051)	—	—	(3,051)
Share-based compensation expense	—	—	381	—	—	381
Restricted shares surrendered for tax withholdings under stock incentive plans	(84)	(1)	(96)	—	—	(97)
Other comprehensive income	—	—	—	—	1,142	1,142
Balance as of March 31, 2023	43,772	$438	$465,377	$(255,373)	$(35,978)	$174,464

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies primarily for a variety of end markets on a global basis. As of March 31, 2024, we had 27 facilities in North America, Europe, South America, and Asia. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2023, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2024. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three months ended March 31, 2024 and 2023; financial position as of March 31, 2024 and December 31, 2023; and cash flows for the three months ended March 31, 2024 and 2023, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2023 Annual Report. The results for the three months ended March 31, 2024, are not necessarily indicative of results for the year ending December 31, 2024, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 832): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosures related to reportable segments, including significant segment expenses and other segment items. ASU 2023-07 also permits entities to disclose more than one measure of a segment’s profit or loss and requires quarterly disclosure of certain information that is now only required annually. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We plan to adopt ASU 2023-07 in our Form 10-K for the year ended December 31, 2024 on a retrospective basis and are in the process of assessing the impact on our disclosures.
Accounts Receivable Sales Programs
We participate in programs established by our customers, which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. During the three months ended March 31, 2024 and 2023, we incurred fees of $0.3 million and $0.2 million, respectively, related to the sale of receivables, which is recorded in the Other expense (income), net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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

The following table presents our financial performance by reportable segment.

	Three Months Ended March 31,
	2024	2023
Net sales:
Mobile Solutions	$73,060	$78,018
Power Solutions	48,238	49,072
Intersegment sales eliminations	(100)	(2)
Total	$121,198	$127,088
Income (loss) from operations:
Mobile Solutions	$(2,143)	$(3,319)
Power Solutions	3,979	1,747
Corporate	(6,619)	(5,503)
Total	$(4,783)	$(7,075)
Note 3. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services.
The following tables summarize revenue by customer industry. Our products in the automotive industry include high-precision components and assemblies for electric power steering systems, electric braking, electric motors, fuel systems, emissions control, transmissions, moldings, stampings, sensors, and electrical contacts. Our products in the general industrial industry include high-precision metal and plastic components for a variety of industrial applications including diesel industrial motors, heating and cooling systems, fluid power systems, power tools, and more. While many of the industries we serve include electrical components, our products in the residential/commercial electrical industry category in the following tables include components used in smart meters, charging stations, circuit breakers, transformers, electrical contact assemblies, precision stampings, welded contact assemblies, specification plating, and surface finishing. The other category includes products sold in aerospace, defense, medical, and other industries.

Three Months Ended March 31, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$48,975	$8,256	$—	$57,231
General Industrial	18,713	13,138	—	31,851
Residential/Commercial Electrical	—	20,232	—	20,232
Other	5,372	6,612	(100)	11,884
Total net sales	$73,060	$48,238	$(100)	$121,198

Three Months Ended March 31, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$55,804	$8,803	$—	$64,607
General Industrial	20,213	14,605	—	34,818
Residential/Commercial Electrical	—	14,585	—	14,585
Other	2,001	11,079	(2)	13,078
Total net sales	$78,018	$49,072	$(2)	$127,088
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.3 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the three months ended March 31, 2024 included $0.4 million that was included in deferred revenue as of December 31, 2023.

Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2024, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Note 4. Inventories
Inventories are comprised of the following amounts:

	March 31, 2024	December 31, 2023
Raw materials	$25,940	$25,456
Work in process	24,446	22,942
Finished goods	22,332	23,165
Total inventories	$72,718	$71,563
Note 5. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2023	$19,003	$39,721	$58,724
Amortization	(838)	(2,618)	(3,456)
Balance as of March 31, 2024	$18,165	$37,103	$55,268
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the three months ended March 31, 2024 and 2023.
Note 6. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2023	$32,701
Share of earnings	2,271
Foreign currency translation loss	(563)
Balance as of March 31, 2024	$34,409
Note 7. Debt
On March 22, 2021, we entered into a $150.0 million term loan facility (as amended from time to time, the “Term Loan Facility”) and a $50.0 million asset backed credit facility (as amended from time to time, the “ABL Facility”). On March 3, 2023, we amended the Term Loan Facility (the “Term Loan Amendment”) and ABL Facility to adjust certain covenants under the agreements, as well as to replace references to LIBOR with Secured Overnight Financing Rate (“SOFR”) for interest rate calculations. The following table presents the outstanding debt balances.

	March 31, 2024	December 31, 2023
Term Loan Facility	$132,513	$148,114
Financing obligations from sale-leaseback transactions	21,673	—
International loans	9,983	10,655
Unamortized debt issuance costs and discount (1)	(5,624)	(5,490)
Total debt	$158,545	$153,279
_______________________________
(1) In addition to this amount, costs of $0.5 million and $0.5 million related to the ABL Facility were recorded in other non-current assets as of March 31, 2024 and December 31, 2023, respectively.

We capitalized interest costs of $0.5 million and $0.3 million in the three months ended March 31, 2024 and 2023, respectively, related to construction in progress.
Term Loan Facility
Outstanding borrowings under the Term Loan Facility bear interest at either: 1) one-month, three-month, or six-month SOFR with a duration adjustment (“Adjusted SOFR”), subject to a 1.000% floor, plus an applicable margin of 6.875%; or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning in the second quarter of 2023, interest was increased on a paid-in-kind basis at a rate between 1.00% and 2.00% (“PIK interest”), dependent on the our leverage ratio. The PIK interest is payable on the loan maturity date of September 22, 2026. At March 31, 2024, the Term Loan Facility bore interest, including PIK interest, based on one-month Adjusted SOFR, at 14.305%.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due at the loan maturity date. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all domestic assets, other than accounts receivable and inventory and has a second lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of March 31, 2024.
The Term Loan Facility was issued at a $3.8 million discount and we have capitalized an additional $5.5 million in debt issuance costs. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
We had an interest rate swap that changed the one-month LIBOR to a fixed rate of 1.291% on $60.0 million of the outstanding balance of the Term Loan Facility. During the first quarter of 2023, we terminated the interest rate swap and received cash proceeds of $2.5 million, which was equal to its then fair value.
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility, with an original commitment amount of $50.0 million, of which a maximum of $30.0 million is available in the form of letters of credit and a maximum of $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. The maximum commitment amount may be increased or decreased from time to time based on the terms of conditions of the ABL Facility. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either: 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability; or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month Adjusted SOFR. At March 31, 2024, using one-month Adjusted SOFR plus a 2.00% margin, the interest rate on outstanding borrowings under the ABL Facility would have been 7.418%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 2.125% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
As of March 31, 2024, we had no outstanding borrowings under the ABL Facility, $9.9 million of outstanding letters of credit, and $26.4 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of March 31, 2024.
Sale-Leaseback Transactions
In March 2024, we sold three of our properties for an aggregate sales price of $16.9 million, with the net proceeds used to repay a portion of the outstanding borrowings under the Term Loan Facility. Concurrent with the sale, we entered into a 20-year lease agreement for these properties. Since the lease agreement allows for us to exercise renewal options that extend for substantially all of the remaining economic life, the transaction is accounted for as a failed sale-leaseback. As a result, the properties remain on our Condensed Consolidated Balance Sheets and the non-land assets will continue to be depreciated over their remaining useful lives. The $16.9 million of gross proceeds was recognized as a financing obligation as a component of long-term debt. The monthly lease payments, which increase 3.0% each year, will be amortized as principal payments and interest expense based on an effective interest rate of 9.715%. We incurred $0.6 million in debt issuance costs related to this transaction which will be amortized over the term of the debt.
In March 2024, we sold multiple pieces of manufacturing equipment for an aggregate sales price of $4.9 million. Concurrent with the sale, we entered into a 5-year lease agreement that includes a repurchase option for this equipment. Since the lease agreement allows for us to exercise an early buyout option, the transaction is accounted for as a failed sale-leaseback. As a result, the assets remain on our Condensed Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives. The $4.9 million of gross proceeds was recognized as a financing obligation as a component of long-term debt. The monthly lease payments will be amortized as principal payments and interest expense on an effective interest rate of 10.475%.

Note 8. Preferred Stock
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
As of March 31, 2024, the carrying value of the Series D Preferred Stock shares was $81.5 million, which included $34.8 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the three months ended March 31, 2024.

Balance as of December 31, 2023	$77,799
Accrual of in-kind dividends	2,714
Amortization	956
Balance as of March 31, 2024	$81,469
Note 9. Leases
The following table contains supplemental cash flow information related to leases.

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,739	$4,056
Operating cash flows used in finance leases	81	84
Financing cash flows used in finance leases	559	689
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	—	477
_______________________________
(1) Includes new leases, renewals, and modifications.
We recognized sublease income of $0.9 million and $0.1 million in the three months ended March 31, 2024 and 2023, respectively.
Note 10. Commitments and Contingencies
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

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. The matter encompasses several lawsuits filed with the Brazilian courts requesting declaratory actions that no tax is due or seeking a stay of execution on the collection of the tax. In 2018, we obtained a favorable decision in one of the declaratory actions for which the period for appeal has expired. We have filed actions in each court requesting dismissal of the matter based on the earlier court action. In May 2020, we received an unfavorable decision in one of the lawsuits, and as a result have recorded a liability to the Brazilian tax authorities and a receivable from the former shareholders of Autocam for the same amount. Although we anticipate a favorable resolution to the remaining matters, we can provide no assurances that we will be successful in achieving dismissal of all pending cases. The U.S. dollar amount that would be owed in the event of an unfavorable decision is subject to interest, penalties, and currency impacts and, therefore, is dependent on the timing of the decision. For the remaining open lawsuits, we currently believe the cumulative potential liability in the event of unfavorable decisions on all matters will be less than $5.0 million, inclusive of interest and penalties.
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we do not expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of March 31, 2024.
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
Note 11. Income Taxes
Our effective tax rate was (3.5)% and (14.2)% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024 differ from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. In addition, the effective tax rate was unfavorably impacted by the U.S. tax on the earnings of foreign subsidiaries under the global intangible low-taxed income regime.
Note 12. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(12,537)	$(10,175)
Adjustment for preferred stock cumulative dividends and deemed dividends	(3,670)	(3,051)
Numerator for basic and diluted net loss per common share	$(16,207)	$(13,226)

Denominator:
Weighted average common shares outstanding	48,488	43,847
Adjustment for participating securities	(3,454)	(742)
Adjustment for warrants outstanding (1)	2,690	2,204
Shares used to calculate basic and diluted net loss per share	47,724	45,309

Basic and diluted net loss per common share	$(0.34)	$(0.29)
Cash dividends declared per common share	$—	$—
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

	Three Months Ended March 31,
	2024	2023
Stock Options	257	516
2019 Warrants	1,500	1,500
Performance share units	268	—
Total antidilutive securities	2,025	2,016
Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to $25.16 for the three months ended March 31, 2024. The 2019 Warrants excluded from the calculation of diluted net loss per share had a per share exercise price of $11.03. Performance share units are potentially dilutive when the related performance criterion has been met.
Note 13. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
	2024	2023
Restricted stock	$587	$167
Performance share units	259	200
Stock options	—	14
Share-based compensation expense	$846	$381
Restricted Stock
The following table presents the status of unvested restricted stock awards as of March 31, 2024, and activity during the three months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	3,405	$1.41
Granted	374	5.02
Vested	(70)	3.90
Unvested at March 31, 2024	3,709	$1.73
During the three months ended March 31, 2024, we granted 374,000 shares of restricted stock to non-executive directors, officers and certain other employees under the NN, Inc. 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”). The shares of restricted stock vest pro-rata generally over three years for employees and over one year for non-executive directors.
Total grant date fair value of restricted stock that vested in the three months ended March 31, 2024, was $0.3 million.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The following table presents the status of unvested PSUs as of March 31, 2024, and activity during the three months then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	3,789	$1.29
Granted	143	6.42
Nonvested at March 31, 2024	3,932	$1.48

During the three months ended March 31, 2024, we granted 143,000 PSUs to certain executive officers. These units vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index during the three-year performance period that ends December 31, 2026.
We estimated the grant date fair value of the PSU awards using the Monte Carlo simulation model, as the total shareholder return metric and changes in stock price are considered market conditions under ASC Topic 718, Compensation – stock compensation.
Note 14. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of December 31, 2023	$(38,762)	$1,007	$—	$(37,755)
Other comprehensive income (loss) before reclassifications	(2,346)	—	—	(2,346)
Amounts reclassified from AOCI to interest expense (2)	—	(449)	—	(449)
Net other comprehensive income (loss)	(2,346)	(449)	—	(2,795)
Balance as of March 31, 2024	$(41,108)	$558	$—	$(40,550)

Balance as of December 31, 2022	$(40,172)	$3,149	$(97)	$(37,120)
Other comprehensive income (loss) before reclassifications	1,840	(327)	97	1,610
Amounts reclassified from AOCI to interest expense (2)	—	(468)	—	(468)
Net other comprehensive income (loss)	1,840	(795)	97	1,142
Balance as of March 31, 2023	$(38,332)	$2,354	$—	$(35,978)
______________________
(1) Income tax effect of changes in interest rate swap.
(2) Represents gain recognized in interest expense on effective interest rate swap.
Note 15. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2023 Annual Report.
Embedded Derivatives
In accordance with ASC 815-15, Derivatives and Hedging - Embedded Derivatives, certain features of our preferred stock and long-term debt were bifurcated and accounted for as derivatives separately.
In conjunction with the Term Loan Amendment, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants are exercisable, in full or in part, at any time prior to June 30, 2033. The 2023 Warrants include anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. On April 12, 2024, 500,000 of the 2023 Warrants were exercised on a cashless basis, resulting in the issuance of 499,000 shares.
In conjunction with our placement of the Series D Preferred Stock, we issued the 2021 Warrants to purchase up to 1.9 million shares of our common stock. The 2021 Warrants, are exercisable, in full or in part, at any time prior to March 22, 2027, at an exercise price of $0.01 per share, subject to anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the three months ended March 31, 2024, all of the 2021 Warrants were exercised on a cashless basis, resulting in the issuance of 1,896,000 shares.
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

The following table presents the change in the liability balance of the embedded derivatives during the three months ended March 31, 2024.

Balance as of December 31, 2023	$16,556
Change in fair value (1)	3,780
Settlements	(9,386)
Balance as of March 31, 2024	$10,950
_______________________________
(1)    Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$9,295	$—	$1,655

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$15,421	$—	$1,135
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price (Level 1).
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods (Level 3). The probabilities resulted in a weighted average term of 2.9 years as of March 31, 2024 and December 31, 2023.
Interest Rate Swap
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of our variable rate debt to a fixed rate of 1.291% (the “2021 Swap”). The 2021 Swap had a notional amount of $60.0 million and a maturity date of July 31, 2024. We designated the 2021 Swap as a cash flow hedge at inception with cash settlements recognized in interest expense. During the first quarter of 2023, we terminated the 2021 Swap and received cash proceeds of $2.5 million, which was the then fair value of the 2021 Swap. Since the 2021 Swap was an effective cash flow hedge and the forecasted interest payments remaining probable of occurring, the gain will be recognized as a reduction to interest expense through the original maturity date of July 31, 2024.
The following table presents the effects of the interest rate swap on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
	2024	2023
Interest benefit (1)	$(449)	$(468)
_______________________________
(1) Represents gain recognized in interest expense on effective interest rate swap.
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of March 31, 2024 and December 31, 2023, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $161.2 million and $162.2 million, with a carrying amount of $158.5 million and $153.3 million, as of March 31, 2024 and December 31, 2023, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities (Level 3).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three months ended March 31, 2024. The financial information as of March 31, 2024, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023, contained in our 2023 Annual Report, and the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2023 Annual Report and this Quarterly Report.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the three months ended March 31, 2024, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
Macroeconomic Conditions
We continue to monitor the ongoing impacts of current macroeconomic and geopolitical events, including changing conditions from ongoing military conflicts, inflationary cost pressures, elevated interest rates, supply chain disruptions, and labor shortages and disruptions.
Ongoing military conflicts continue to create volatility in global financial and energy markets, creating energy and supply chain shortages, which has added to the inflationary pressures experienced by the global economy. We continue to actively work with our suppliers to minimize impacts of supply shortages on our manufacturing capabilities. Although our business has not been materially impacted by these ongoing military conflicts as of the date of this filing, we cannot reasonably predict the extent to which our operations, or those of our customers or suppliers, will be impacted in the future, or the ways in which the conflicts may impact our business, financial condition, results of operations and cash flows.
The U.S. economy has experienced inflationary increases and elevated interest rates, as well as supply issues in materials, services, and labor due to economic policy, the COVID-19 pandemic and military conflicts. We cannot predict the future impact on our end-markets or input costs nor our ability to recover cost increases through pricing.
Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023
Consolidated Results

	Three Months Ended March 31,
	2024	2023	$ Change
Net sales	$121,198	$127,088	$(5,890)
Cost of sales (exclusive of depreciation and amortization shown separately below)	101,086	108,421	$(7,335)
Selling, general, and administrative expense	13,348	13,165	183
Depreciation and amortization	12,547	11,516	1,031
Other operating expense (income), net	(1,000)	1,061	(2,061)
Loss from operations	(4,783)	(7,075)	2,292
Interest expense	5,366	4,288	1,078
Other expense (income), net	4,153	(2,208)	6,361
Loss before provision for income taxes and share of net income from joint venture	(14,302)	(9,155)	(5,147)
Provision for income taxes	(506)	(1,301)	795
Share of net income from joint venture	2,271	281	1,990
Net loss	$(12,537)	$(10,175)	$(2,362)
Net Sales. Net sales decreased by $5.9 million, or 4.6%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower customer pricing, rationalized volume at plants undergoing turnarounds, and the absence of premium pricing received during the first quarter of 2023.
Cost of Sales. Cost of sales decreased by $7.3 million, or 6.8%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a reduction in indirect manufacturing costs related to actions taken in 2023 to optimize plant operations as well as the impact of lower sales volume .
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased by $0.2 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due higher travel, marketing and stock compensation expense, partially offset by lower wages due to headcount reductions.
Other Operating Income, Net. Other operating expense (income), net changed favorably by $2.1 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to sublease income related to the facilities that closed during the second quarter of 2023 and losses on sales of machinery and equipment during the first quarter of 2023.
Interest Expense.  Interest expense increased by $1.1 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher interest rates during the current year.

	Three Months Ended March 31,
	2024	2023
Interest on debt	$5,676	$4,619
Gain recognized on interest rate swap	(449)	(468)
Amortization of debt issuance costs and discount	544	353
Capitalized interest	(543)	(330)
Other	138	114
Total interest expense	$5,366	$4,288

Other Expense (Income), Net. Other expense (income), net changed unfavorably by $6.4 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher noncash derivative mark-to-market gains recognized during the current quarter compared to the first quarter of 2023.
Benefit (Provision) For Income Taxes. Our effective tax rate was (3.5)% for the three months ended March 31, 2024, compared to (14.2)% for the three months ended March 31, 2023. The rate for the three months ended March 31, 2024 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. The effective tax rate was unfavorably impacted by the U.S. tax on the earnings of foreign subsidiaries under the global intangible low-taxed income regime.
Share of Net Income from Joint Venture. Share of net income from the JV increased by $2.0 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher sales partially offset by higher income tax expense in the current quarter. The JV, in which we own a 49% investment, recognized net sales of $31.1 million and $20.6 million for the three months ended March 31, 2024 and 2023, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended March 31,
	2024	2023	$ Change
Net sales	$73,060	$78,018	$(4,958)
Loss from operations	$(2,143)	$(3,319)	$1,176
Net sales decreased by $5.0 million, or 6.4%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower volume at facilities undergoing turnarounds and contractual reduction in customer pricing, partially offset by organic growth volume and favorable foreign exchange effects.
Loss from operations decreased by $1.2 million during the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to a reduction in indirect manufacturing costs related to actions taken in 2023 to optimize plant operations. These reductions were partially offset by the impact of lower sales.
POWER SOLUTIONS

	Three Months Ended March 31,
	2024	2023	$ Change
Net sales	$48,238	$49,072	$(834)
Income from operations	$3,979	$1,747	$2,232
Net sales decreased by $0.8 million, or 1.7%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to premium pricing received during the first quarter of 2023, partially offset by higher volume during the current quarter.
Income from operations increased by $2.2 million during the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to lower costs associated with the facilities that closed in 2023 and sublease income earned on the closed facilities, partially offset by premium pricing received during the first quarter of 2023.
Changes in Financial Condition from December 31, 2023 to March 31, 2024
Overview
From December 31, 2023 to March 31, 2024, total assets increased by $1.9 million primarily due to increases in accounts receivable, inventory and other current assets, partially offset by decreases property, plant and equipment and intangible assets.
From December 31, 2023 to March 31, 2024, total liabilities increased by $7.1 million, primarily due to increases in accounts payable and long-term debt. This was partially offset by a decrease in other non-current liabilities due to the exercise of warrants in the first quarter of 2024.
Working capital, which consists of current assets less current liabilities, was $98.7 million as of March 31, 2024, compared to $100.9 million as of December 31, 2023. The decrease in working capital was primarily due to increases in accounts payable, accrued salaries and wages and current maturities of long-term debt. This was partially offset by increases in accounts receivable and inventory.

Cash Flows
Cash provided by operations increased by $0.5 million primarily due to an increase in accounts payable which was partially offset by increases in accounts receivable and inventory during the three months ended March 31, 2023.
Cash used in investing activities increased by $1.4 million primarily due to the proceeds from the sale of equipment at the Taunton and Irvine facilities in the first quarter of 2023.
Cash provided by financing activities increased by $2.3 million primarily due to proceeds from the sale-leaseback transactions, partially offset by higher repayments of long-term debt.
Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of March 31, 2024, was $132.5 million, without regard to unamortized debt issuance costs and discount. As of March 31, 2024, we had $26.4 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $9.9 million of outstanding letters of credit at March 31, 2024, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. Outstanding borrowings under the Term Loan Facility bear interest at either: 1) one-month, three-month, or six-month Adjusted SOFR, subject to a 1.000% floor, plus an applicable margin of 6.875%; or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning with the second quarter of 2023, interest is increased on a paid-in-kind basis at a rate between 1.00% and 2.00%, dependent on the our leverage ratio. Based on the interest rate in effect at March 31, 2024, annual cash interest payments would be approximately $16.3 million.
The ABL Facility bears interest on a variable borrowing rate based on either: 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability; or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of March 31, 2024. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
Sale Leaseback Transactions
During the three months ended March 31, 2024, we entered into two separate sale-leaseback transactions. We received $16.9 million from the sale and leaseback of three properties, with the net proceeds used to repay a portion of the outstanding borrowings under the Term Loan Facility. The effective interest rate of the transaction, which terminates in 20 years, is lower than the current borrowings on the Term Loan Facility. We received $4.9 million from the sale and leaseback of equipment, with the net proceeds used for ongoing operational investments.
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
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act. Including interest accrued on the initial refund amount, we have a $11.7 million tax refund receivable at March 31, 2024, which is in the process of IRS review and approval. The timing of the receipt of the refund remains uncertain.
Seasonality and Fluctuation in Quarterly Results
General economic conditions impact our business and financial results, and certain businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, European sales are often weaker in the summer months as customers slow production, and sales to original equipment manufacturers are often stronger immediately preceding and following the launch of new products. However, as a whole, we are not materially impacted by seasonality.

Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2023 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2023 Annual Report. There have been no material changes to these policies during the three months ended March 31, 2024.
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
At March 31, 2024, we had $132.5 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.3 million on an annualized basis.
At March 31, 2024, using Adjusted SOFR plus a 2.00% spread, any borrowings under the ABL Facility would have been at a 7.418% interest rate.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of March 31, 2024.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As disclosed in Note 10 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 10 relating to legal proceedings is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in the 2023 Annual Report under Item 1A, “Risk Factors.”
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made during the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
January 2024	—	$—	—	—
February 2024	—	—	—	—
March 2024	18,901	4.80	—	—
Total	18,901	$4.80	—	—
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

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1
Amendment No. 3 to Term Loan Credit Agreement, dated March 15, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2024 and incorporated herein by reference).

10.2
Amendment No. 2 to Credit Agreement, dated as of March 15, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2024 and incorporated herein by reference).

10.3
Purchase and Sale Agreement and Escrow Agreement, dated March 5, 2024, by and between NN, Inc. and Tenet Equity Funding SPE III, LLC (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2024 and incorporated herein by reference).

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

NN, Inc.
(Registrant)

Date: May 7, 2024	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: May 7, 2024	/s/ Michael C. Felcher
Michael C. Felcher
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)