Form 10-Q
period 2024-06-30
NN INC
filed 2024-08-07
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2024, there were 50,048,063 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$122,992	$125,206	$244,190	$252,294
Cost of sales (exclusive of depreciation and amortization shown separately below)	101,257	107,684	202,343	216,105
Selling, general, and administrative expense	13,511	10,975	26,859	24,140
Depreciation and amortization	11,761	11,550	24,308	23,066
Other operating expense (income), net	(1,390)	(956)	(2,390)	105
Loss from operations	(2,147)	(4,047)	(6,930)	(11,122)
Interest expense	5,873	5,457	11,239	9,745
Other expense (income), net	(3,461)	5,641	692	3,433
Loss before benefit (provision) for income taxes and share of net income from joint venture	(4,559)	(15,145)	(18,861)	(24,300)
Benefit (provision) for income taxes	215	(325)	(291)	(1,626)
Share of net income from joint venture	2,141	1,093	4,412	1,374
Net loss	$(2,203)	$(14,377)	$(14,740)	$(24,552)
Other comprehensive loss:
Foreign currency translation loss	$(3,387)	$(2,374)	$(5,733)	$(534)
Interest rate swap:
Change in fair value, net of tax	—	—	—	(230)
Reclassification adjustments included in net loss, net of tax	(449)	(449)	(898)	(917)
Other comprehensive loss	$(3,836)	$(2,823)	$(6,631)	$(1,681)
Comprehensive loss	$(6,039)	$(17,200)	$(21,371)	$(26,233)

Basic and diluted net loss per share	$(0.12)	$(0.38)	$(0.46)	$(0.67)
Shares used to calculate basic and diluted net loss per share	48,839	46,357	48,281	45,836

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$13,746	$21,903
Accounts receivable, net of allowances of $1,660 and $1,241 at June 30, 2024 and December 31, 2023	68,832	65,545
Inventories	68,291	71,563
Income tax receivable	13,045	11,885
Prepaid assets	4,545	2,464
Other current assets	16,883	9,194
Total current assets	185,342	182,554
Property, plant and equipment, net of accumulated depreciation of $246,892 and $254,013 at June 30, 2024 and December 31, 2023	171,591	185,812
Operating lease right-of-use assets	41,593	43,357
Intangible assets, net	51,221	58,724
Investment in joint venture	36,330	32,701
Deferred tax assets	771	734
Other non-current assets	10,386	7,003
Total assets	$497,234	$510,885
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,470	$45,480
Accrued salaries, wages and benefits	14,848	15,464
Income tax payable	380	524
Short-term debt and current maturities of long-term debt	8,041	3,910
Current portion of operating lease liabilities	5,417	5,735
Other current liabilities	16,739	10,506
Total current liabilities	90,895	81,619
Deferred tax liabilities	4,605	4,988
Long-term debt, net of current maturities	150,694	149,369
Operating lease liabilities, net of current portion	45,078	47,281
Other non-current liabilities	12,214	24,827
Total liabilities	303,486	308,084
Commitments and contingencies (Note 10)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at June 30, 2024 and December 31, 2023	85,312	77,799
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 50,032 and 47,269 shares issued and outstanding at June 30, 2024 and December 31, 2023	500	473
Additional paid-in capital	462,410	457,632
Accumulated deficit	(310,088)	(295,348)
Accumulated other comprehensive loss	(44,386)	(37,755)
Total stockholders’ equity	108,436	125,002
Total liabilities, preferred stock, and stockholders’ equity	$497,234	$510,885
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(14,740)	$(24,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,308	23,066
Amortization of debt issuance costs and discount	1,106	880
Paid-in-kind interest	1,436	744
Total derivative loss (gain), net of cash settlements	(1,068)	5,691
Share of net income from joint venture	(4,412)	(1,374)
Share-based compensation expense	1,536	851
Deferred income taxes	(479)	110
Other	(758)	(721)
Changes in operating assets and liabilities:
Accounts receivable	(8,747)	(5,078)
Inventories	(1,185)	3,920
Other operating assets	(2,705)	(6,615)
Income taxes receivable and payable, net	(1,326)	(730)
Accounts payable	1,726	6,927
Other operating liabilities	4,739	5,524
Net cash provided by (used in) operating activities	(569)	8,643
Cash flows from investing activities
Acquisition of property, plant and equipment	(9,052)	(12,196)
Proceeds from sale of property, plant, and equipment	237	2,777
Net cash used in investing activities	(8,815)	(9,419)
Cash flows from financing activities
Proceeds from long-term debt	25,000	35,000
Repayments of long-term debt	(46,061)	(34,725)
Cash paid for debt issuance costs	(646)	(55)
Proceeds from sale-leaseback of equipment	8,324	—
Proceeds from sale-leaseback of land and buildings	16,863	—
Repayments of financing obligations	(211)	—
Proceeds from short-term debt	—	3,648
Other	(1,700)	(1,610)
Net cash provided by financing activities	1,569	2,258
Effect of exchange rate changes on cash flows	(342)	47
Net change in cash and cash equivalents	(8,157)	1,529
Cash and cash equivalents at beginning of period	21,903	12,808
Cash and cash equivalents at end of period	$13,746	$14,337
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2024 and 2023
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of March 31, 2024	49,520	$495	$464,081	$(307,885)	$(40,550)	$116,141
Net loss	—	—	—	(2,203)	—	(2,203)
Dividends accrued for preferred stock	—	—	(3,843)	—	—	(3,843)
Shares issued for warrants exercised	499	5	1,985			1,990
Shares issued under stock incentive plans, net of forfeitures	147	1	(1)	—	—	—
Share-based compensation expense	—	—	690	—	—	690
Restricted shares surrendered for tax withholdings under stock incentive plans	(134)	(1)	(502)	—	—	(503)
Other comprehensive loss	—	—	—	—	(3,836)	(3,836)
Balance as of June 30, 2024	50,032	$500	$462,410	$(310,088)	$(44,386)	$108,436

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of March 31, 2023	43,772	$438	$465,377	$(255,373)	$(35,978)	$174,464
Net loss	—	—	—	(14,377)	—	(14,377)
Dividends accrued for preferred stock	—	—	(3,196)	—	—	(3,196)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	3,306	33	(54)	—	—	(21)
Share-based compensation expense	—	—	470	—	—	470
Restricted shares surrendered for tax withholdings under stock incentive plans	(59)	(1)	(72)	—	—	(73)
Other comprehensive loss	—	—	—	—	(2,823)	(2,823)
Balance as of June 30, 2023	47,019	$470	$462,525	$(269,750)	$(38,801)	$154,444

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2023	47,269	$473	$457,632	$(295,348)	$(37,755)	$125,002
Net loss	—	—		(14,740)	—	(14,740)
Dividends accrued for preferred stock	—	—	(7,513)	—	—	(7,513)
Shares issued for warrants exercised	2,395	24	11,352			11,376
Shares issued under stock incentive plans, net of forfeitures	521	5	(5)	—	—	—
Share-based compensation expense	—	—	1,536	—	—	1,536
Restricted shares surrendered for tax withholdings under stock incentive plans	(153)	(2)	(592)	—	—	(594)
Other comprehensive loss	—	—	—	—	(6,631)	(6,631)
Balance as of June 30, 2024	50,032	$500	$462,410	$(310,088)	$(44,386)	$108,436

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2022	43,856	$439	$468,143	$(245,198)	$(37,120)	$186,264
Net loss	—	—	—	(24,552)	—	(24,552)
Dividends accrued for preferred stock	—	—	(6,247)	—	—	(6,247)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	3,306	33	(54)	—	—	(21)
Share-based compensation expense	—	—	851	—	—	851
Restricted shares surrendered for tax withholdings under stock incentive plans	(143)	(2)	(168)	—	—	(170)
Other comprehensive loss	—	—	—	—	(1,681)	(1,681)
Balance as of June 30, 2023	47,019	$470	$462,525	$(269,750)	$(38,801)	$154,444
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As of June 30, 2024, we had 27 facilities in North America, Europe, South America, and Asia. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2023, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2024. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and six months ended June 30, 2024 and 2023; financial position as of June 30, 2024 and December 31, 2023; and cash flows for the six months ended June 30, 2024 and 2023, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2023 Annual Report. The results for the three and six months ended June 30, 2024, are not necessarily indicative of results for the year ending December 31, 2024, or any other future periods.
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
Accounts Receivable Sales Programs
We participate in programs established by our customers, which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. During the six months ended June 30, 2024 and 2023, we incurred fees of $0.6 million and $0.5 million, respectively, related to the sale of receivables, which is recorded in the Other expense (income), net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 2. Segment Information
Our business is aggregated into the following two reportable segments:
•Mobile Solutions, which is focused on growth in the automotive, general industrial, and medical end markets; and
•Power Solutions, which is focused on growth in the electrical, general industrial, automotive, and medical end markets.

These components are operating segments as each engages in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker reviews discrete financial information for purposes of allocating resources and assessing performance.
The following table presents our financial performance by reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Mobile Solutions	$72,855	$77,153	$145,915	$155,171
Power Solutions	50,151	48,062	98,389	97,134
Intersegment sales eliminations	(14)	(9)	(114)	(11)
Total	$122,992	$125,206	$244,190	$252,294
Income (loss) from operations:
Mobile Solutions	$(1,630)	$(1,461)	$(3,773)	$(4,780)
Power Solutions	5,320	2,583	9,299	4,330
Corporate	(5,837)	(5,169)	(12,456)	(10,672)
Total	$(2,147)	$(4,047)	$(6,930)	$(11,122)
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

Three Months Ended June 30, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$50,217	$8,066	$—	$58,283
General Industrial	17,534	13,669	—	31,203
Residential/Commercial Electrical	—	21,486	—	21,486
Other	5,104	6,930	(14)	12,020
Total net sales	$72,855	$50,151	$(14)	$122,992

Three Months Ended June 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$52,961	$9,115	$—	$62,076
General Industrial	19,228	13,510	—	32,738
Residential/Commercial Electrical	—	17,608	—	17,608
Other	4,964	7,829	(9)	12,784
Total net sales	$77,153	$48,062	$(9)	$125,206

Six Months Ended June 30, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$99,192	$16,322	$—	$115,514
General Industrial	36,247	26,807	—	63,054
Residential/Commercial Electrical	—	41,718	—	41,718
Other	10,476	13,542	(114)	23,904
Total net sales	$145,915	$98,389	$(114)	$244,190

Six Months Ended June 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$108,765	$17,918	$—	$126,683
General Industrial	39,441	28,115	—	67,556
Residential/Commercial Electrical	—	32,193	—	32,193
Other	6,965	18,908	(11)	25,862
Total net sales	$155,171	$97,134	$(11)	$252,294
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.2 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the six months ended June 30, 2024 included $0.4 million that was included in deferred revenue as of December 31, 2023.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2024, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Note 4. Inventories
Inventories are comprised of the following amounts:

	June 30, 2024	December 31, 2023
Raw materials	$23,764	$25,456
Work in process	23,170	22,942
Finished goods	21,357	23,165
Total inventories	$68,291	$71,563
Note 5. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2023	$19,003	$39,721	$58,724
Amortization	(1,677)	(5,235)	(6,912)
Reclassified to assets held for sale (1)	—	(591)	(591)
Balance as of June 30, 2024	$17,326	$33,895	$51,221
_______________________________
(1)    Represents customer relationships associated with the Industrial Molding Corporation business, which was classified as held for sale as of June 30, 2024 (see Note 16).
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the six months ended June 30, 2024 and 2023.

Note 6. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2023	$32,701
Share of earnings	4,412
Foreign currency translation loss	(783)
Balance as of June 30, 2024	$36,330
Note 7. Debt
On March 22, 2021, we entered into a $150.0 million term loan facility (as amended from time to time, the “Term Loan Facility”) and a $50.0 million asset backed credit facility (as amended from time to time, the “ABL Facility”). On March 3, 2023, we amended the Term Loan Facility and ABL Facility to adjust certain covenants under the agreements, as well as to replace references to LIBOR with Secured Overnight Financing Rate (“SOFR”) for interest rate calculations. The following table presents the outstanding debt balances.

	June 30, 2024	December 31, 2023
Term Loan Facility	$129,397	$148,114
Financing obligations from sale-leaseback transactions	25,009	—
International loans	9,447	10,655
Unamortized debt issuance costs and discount (1)	(5,118)	(5,490)
Total debt	$158,735	$153,279
_______________________________
(1)    In addition to this amount, costs of $0.4 million and $0.5 million related to the ABL Facility were recorded in other non-current assets as of June 30, 2024 and December 31, 2023, respectively.
We capitalized interest costs of $0.7 million and $0.7 million in the six months ended June 30, 2024 and 2023, respectively, related to construction in progress.
Term Loan Facility
Outstanding borrowings under the Term Loan Facility bear interest at either: 1) one-month, three-month, or six-month SOFR with a duration adjustment (“Adjusted SOFR”), subject to a 1.00% floor, plus an applicable margin of 6.875%; or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning in the second quarter of 2023, interest was increased on a paid-in-kind basis at a rate between 1.00% and 2.00% (“PIK interest”), dependent on the our leverage ratio. The PIK interest is payable on the loan maturity date of September 22, 2026. At June 30, 2024, the Term Loan Facility bore interest, including PIK interest, based on one-month Adjusted SOFR, at 14.319%.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due at the loan maturity date. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all domestic assets, other than accounts receivable and inventory and has a second lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of June 30, 2024.
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
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility, with an original commitment amount of $50.0 million, of which a maximum of $30.0 million is available in the form of letters of credit and a maximum of $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. The maximum commitment amount may be increased or decreased from time to time based on the terms of conditions of the ABL Facility. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either: 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability; or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month Adjusted SOFR. At June 30, 2024, using one-month Adjusted SOFR plus a 2.00% margin, the interest rate on outstanding borrowings under the ABL Facility would have been 7.431%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 2.125% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
As of June 30, 2024, we had no outstanding borrowings under the ABL Facility, $9.9 million of outstanding letters of credit, and $27.0 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of June 30, 2024.
Sale-Leaseback Transactions
In March 2024, we sold three of our properties for an aggregate sales price of $16.9 million, with the net proceeds used to repay a portion of the outstanding borrowings under the Term Loan Facility. Concurrent with the sale, we entered into a 20-year lease agreement for these properties. Since the lease agreement allows for us to exercise renewal options that extend for substantially all of the remaining economic life, we have the ability to maintain the risks and rewards of ownership. Since the transaction does not transfer control of the assets, it cannot be accounted for as a sale under ASC 606. As a result, the properties remain on our Condensed Consolidated Balance Sheets and the non-land assets will continue to be depreciated over their remaining useful lives. The $16.9 million of gross proceeds was recognized as a financing obligation as a component of long-term debt. The monthly lease payments, which increase 3.0% each year, will be amortized as principal payments and interest expense based on an effective interest rate of 9.715%. We incurred $0.6 million in debt issuance costs related to this transaction, which will be amortized over the term of the debt.
In March 2024, we sold multiple pieces of manufacturing equipment for an aggregate sales price of $4.9 million. Concurrent with the sale, we entered into a 5-year lease agreement that includes a repurchase option for this equipment. In May 2024, we sold additional pieces of manufacturing equipment for an aggregate sales price of $3.4 million and entered into 5-year and 6-year lease agreements for the equipment. Since the three lease agreements allow for us to exercise an early buyout option, we have the ability to maintain the risks and rewards of ownership. Since the transactions do not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the assets remain on our Condensed Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives. The $8.3 million of gross proceeds was recognized as a financing obligation as a component of long-term debt. The monthly lease payments will be amortized as principal payments and interest expense on a weighted average effective interest rate of 10.540%.
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

As of June 30, 2024, the carrying value of the Series D Preferred Stock shares was $85.3 million, which included $38.6 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the six months ended June 30, 2024.

Balance as of December 31, 2023	$77,799
Accrual of in-kind dividends	5,508
Amortization	2,005
Balance as of June 30, 2024	$85,312
Note 9. Leases
The following table contains supplemental cash flow information related to leases.

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$4,731	$7,310
Operating cash flows used in finance leases	162	167
Financing cash flows used in finance leases	1,105	1,418
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	692	477
Right-of-use assets obtained in exchange for new finance lease liabilities	645	1,619
_______________________________
(1) Includes new leases, renewals, and modifications.
We recognized sublease income of $1.9 million and $0.5 million in the six months ended June 30, 2024 and 2023, respectively.
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we do not expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of June 30, 2024.
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
Note 11. Income Taxes
Our effective tax rate was 4.7% and (1.5)% for the three and six months ended June 30, 2024, respectively, and (2.1)% and (6.7)% for the three and six months ended June 30, 2023, respectively. The effective tax rates for the three and six months ended June 30, 2024 differ from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries, favorable return to provision and amended return adjustments in certain foreign and state jurisdictions and by limitation on the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
Note 12. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,203)	$(14,377)	$(14,740)	$(24,552)
Adjustment for preferred stock cumulative dividends and deemed dividends	(3,843)	(3,196)	(7,513)	(6,247)
Numerator for basic and diluted net loss per common share	$(6,046)	$(17,573)	$(22,253)	$(30,799)

Denominator:
Weighted average common shares outstanding	49,940	46,309	49,214	45,085
Adjustment for participating securities	(2,622)	(2,826)	(3,038)	(1,790)
Adjustment for warrants outstanding (1)	1,521	2,874	2,105	2,541
Shares used to calculate basic and diluted net loss per share	48,839	46,357	48,281	45,836

Basic and diluted net loss per common share	$(0.12)	$(0.38)	$(0.46)	$(0.67)
Cash dividends declared per common share	$—	$—	$—	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock Options	207	392	232	454
Warrants	1,500	1,500	1,500	1,500
Performance share units	820	14	783	7
Total antidilutive securities	2,527	1,906	2,515	1,961
Stock options excluded from the calculations of diluted net loss per share have a per share exercise price ranging from $7.93 to $25.16 for the six months ended June 30, 2024. Warrants excluded from the calculation of diluted net loss per share have a per share exercise price of $11.03 (see Note 15). Performance share units are potentially dilutive when the related performance criterion has been met.

Note 13. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock	$532	$612	$1,119	$779
Performance share units	158	(142)	417	58
Stock options	—	—	—	14
Share-based compensation expense	$690	$470	$1,536	$851
Restricted Stock
The following table presents the status of unvested restricted stock awards as of June 30, 2024, and activity during the six months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	3,405	$1.41
Granted	644	4.28
Vested	(1,393)	1.27
Forfeited	(123)	2.11
Unvested at June 30, 2024	2,533	$2.18
During the six months ended June 30, 2024, we granted 374,000 shares of restricted stock to non-executive directors, officers and certain other employees. The shares of these restricted stock awards vest pro-rata generally over three years for employees and over one year for non-executive directors. During the six months ended June 30, 2024, we granted 270,000 shares of restricted stock to new executive officers as inducement awards, which vest pro-rata over five years.
Total grant date fair value of restricted stock that vested in the six months ended June 30, 2024, was $1.8 million.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The following table presents the status of unvested PSUs as of June 30, 2024, and activity during the six months then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	3,789	$1.29
Granted	559	3.73
Forfeited	(379)	1.89
Nonvested at June 30, 2024	3,969	$1.58
During the six months ended June 30, 2024, we granted 144,000 PSUs to certain executive officers, which vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index during the three-year performance period that ends December 31, 2026. During the six months ended June 30, 2024, we granted 415,000 PSUs to new executive officers as inducement awards. These inducement awards cliff-vest after five years and are contingent on the Company’s stock price meeting specified thresholds.
We estimated the grant date fair value of the PSU awards using the Monte Carlo simulation model, as the total shareholder return metric and changes in stock price are considered market conditions under ASC Topic 718, Compensation – stock compensation.

Note 14. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of March 31, 2024	$(41,108)	$558	$—	$(40,550)
Other comprehensive income (loss) before reclassifications	(3,387)	—	—	(3,387)
Amounts reclassified from AOCI to interest expense (2)	—	(449)	—	(449)
Net other comprehensive income (loss)	(3,387)	(449)	—	(3,836)
Balance as of June 30, 2024	$(44,495)	$109	$—	$(44,386)

Balance as of March 31, 2023	$(38,332)	$2,354	$—	$(35,978)
Other comprehensive income (loss) before reclassifications	(2,374)	—	—	(2,374)
Amounts reclassified from AOCI to interest expense (2)	—	(449)	—	(449)
Net other comprehensive income (loss)	(2,374)	(449)	—	(2,823)
Balance as of June 30, 2023	$(40,706)	$1,905	$—	$(38,801)

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of December 31, 2023	$(38,762)	$1,007	$—	$(37,755)
Other comprehensive income (loss) before reclassifications	(5,733)	—	—	(5,733)
Amounts reclassified from AOCI to interest expense (2)	—	(898)	—	(898)
Net other comprehensive income (loss)	(5,733)	(898)	—	(6,631)
Balance as of June 30, 2024	$(44,495)	$109	$—	$(44,386)

Balance as of December 31, 2022	$(40,172)	$3,149	$(97)	$(37,120)
Other comprehensive income (loss) before reclassifications	(534)	(327)	97	(764)
Amounts reclassified from AOCI to interest expense (2)	—	(917)	—	(917)
Net other comprehensive income (loss)	(534)	(1,244)	97	(1,681)
Balance as of June 30, 2023	$(40,706)	$1,905	$—	$(38,801)
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
In conjunction with an amendment to our Term Loan in 2023, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants are exercisable, in full or in part, at any time prior to June 30, 2033. The 2023 Warrants include anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the six months ended June 30, 2024, 500,000 of the 2023 Warrants were exercised on a cashless basis, resulting in the issuance of 499,000 shares.
In conjunction with our placement of the Series D Preferred Stock, we issued the 2021 Warrants to purchase up to 1.9 million shares of our common stock. The 2021 Warrants were exercisable, in full or in part, at an exercise price of $0.01 per share, subject to anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the six months ended June 30, 2024, all of the 2021 Warrants were exercised on a cashless basis, resulting in the issuance of 1,896,000 shares.
In conjunction with our placement of Series B Preferred Stock in 2019, we issued detachable warrants to purchase up to 1.5 million shares of our common stock (the “2019 Warrants”). The 2019 Warrants, are exercisable, in full or in part, at any time prior to December 11, 2026, at an exercise price of $11.03 per share, and are subject to anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events.
The following table presents the change in the liability balance of the embedded derivatives during the six months ended June 30, 2024.

Balance as of December 31, 2023	$16,556
Change in fair value (1)	(170)
Settlements	(11,376)
Balance as of June 30, 2024	$5,010
_______________________________
(1)    Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$4,380	$—	$630

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$15,421	$—	$1,135
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price (Level 1).
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods (Level 3). The probabilities resulted in a weighted average term of 2.9 years as of June 30, 2024 and December 31, 2023.
Interest Rate Swap
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of our variable rate debt to a fixed rate of 1.291% (the “2021 Swap”). The 2021 Swap had a notional amount of $60.0 million and a maturity date of July 31, 2024. We designated the 2021 Swap as a cash flow hedge at inception with cash settlements recognized in interest expense. During the first quarter of 2023, we terminated the 2021 Swap and received cash proceeds of $2.5 million, which was the then fair value of the 2021 Swap. Since the 2021 Swap was an effective cash flow hedge and the forecasted interest payments remain probable of occurring, the gain will be recognized as a reduction to interest expense through the original maturity date of July 31, 2024.
The following table presents the effects of the interest rate swap on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest benefit (1)	$(449)	$(449)	$(898)	$(917)
_______________________________
(1) Represents gain recognized in interest expense on effective interest rate swap.
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of June 30, 2024 and December 31, 2023, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $160.4 million and $162.2 million, with a carrying amount of $158.7 million and $153.3 million, as of June 30, 2024 and December 31, 2023, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities (Level 3).
Note 16. Subsequent Events
Assets and Liabilities Held for Sale
On July 2, 2024, we completed the sale of our lone plastics injection-molding plant, known as Industrial Molding Corporation (“IMC”), for $17.0 million in cash, subject to customary purchase price adjustments. We received net proceeds of $15.4 million after paying certain transaction costs, which was used to repay a portion of the outstanding borrowings under the Term Loan Facility in July 2024. We determined that the sale of IMC does not represent a strategic shift that will have a major effect on the consolidated results of operations, therefore the results of this business were not classified as discontinued operations and will continue to be reported within our Power Solutions segment. We determined that the IMC business met the criteria to be classified as held for sale as of June 30, 2024, and therefore have reclassified the related assets and liabilities as held for sale.
The following is a summary of the major categories of assets and liabilities that have been classified as held for sale, and the line item on the Condensed Consolidated Balance Sheet they are reported in:

	Financial Statement Line Item	June 30, 2024
Assets:
Accounts receivable, net		$3,725
Inventories		3,041
Prepaid assets		74
Current assets held for sale	Other current assets	6,840
Property, plant and equipment, net		3,248
Intangible assets, net		591
Noncurrent assets held for sale	Other non-current assets	$3,839
Liabilities:
Accounts payable		$1,783
Accrued salaries, wages and benefits		343
Other current liabilities		272
Current liabilities held for sale	Other current liabilities	$2,398

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three and six months ended June 30, 2024. The financial information as of June 30, 2024, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023, contained in our 2023 Annual Report, and the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of pandemics, epidemics, disease outbreaks and other public health crises on our financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; material changes in the costs and availability of raw materials; economic, social, political and geopolitical instability, military conflict, currency fluctuation, and other risks of doing business outside of the United States; inflationary pressures and changes in the cost or availability of materials, supply chain shortages and disruptions, the availability of labor and labor disruptions along the supply chain; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures, as well as expansion of end markets and product offerings; our ability to hire or retain key personnel; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; our ability to secure, maintain or enforce patents or other appropriate protections for our intellectual property; new laws and governmental regulations; the impact of climate change on our operations; and cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions. Any forward-looking statement speaks only as of the date of this Quarterly Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company. The Company qualifies all forward-looking statements by these cautionary statements.
For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2023 Annual Report and this Quarterly Report.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the six months ended June 30, 2024, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
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
The U.S. economy has experienced inflationary increases and elevated interest rates, as well as supply issues in materials, services, and labor due to economic policy and military conflicts. We cannot predict the future impact on our end-markets or input costs nor our ability to recover cost increases through pricing.
Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023
Consolidated Results

	Three Months Ended June 30,
	2024	2023	$ Change
Net sales	$122,992	$125,206	$(2,214)
Cost of sales (exclusive of depreciation and amortization shown separately below)	101,257	107,684	$(6,427)
Selling, general, and administrative expense	13,511	10,975	2,536
Depreciation and amortization	11,761	11,550	211
Other operating income, net	(1,390)	(956)	(434)
Loss from operations	(2,147)	(4,047)	1,900
Interest expense	5,873	5,457	416
Other expense (income), net	(3,461)	5,641	(9,102)
Loss before benefit (provision) for income taxes and share of net income from joint venture	(4,559)	(15,145)	10,586
Benefit (provision) for income taxes	215	(325)	540
Share of net income from joint venture	2,141	1,093	1,048
Net loss	$(2,203)	$(14,377)	$12,174
Net Sales. Net sales decreased by $2.2 million, or 1.8%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to rationalized volume at plants undergoing turnarounds and unfavorable foreign exchange effects of $1.0 million, partially offset by the net impact of contractual pricing provisions.
Cost of Sales. Cost of sales decreased by $6.4 million, or 6.0%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a reduction in indirect manufacturing costs related to actions taken in 2023 to optimize plant operations as well as the impact of lower sales volume.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased by $2.5 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to higher incentive compensation and stock compensation expense.
Other Operating Income, Net. Other operating income, net changed favorably by $0.4 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to sublease income related to the facilities that closed during the second quarter of 2023, partially offset by a reduction in gains on sales of machinery and equipment.
Interest Expense.  Interest expense increased by $0.4 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a lower amount of interest expense that was capitalized in the current quarter compared with the second quarter of 2023.

	Three Months Ended June 30,
	2024	2023
Interest on debt	$5,679	$5,609
Gain recognized on interest rate swap	(449)	(449)
Amortization of debt issuance costs and discount	562	527
Capitalized interest	(193)	(380)
Other	274	150
Total interest expense	$5,873	$5,457

Other Expense (Income), Net. Other expense (income), net changed favorably by $9.1 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to noncash derivative mark-to-market gains recognized during the current quarter compared to losses recognized in the second quarter of 2023.
Benefit (Provision) For Income Taxes. Our effective tax rate was 4.7% for the three months ended June 30, 2024, compared to (2.1)% for the three months ended June 30, 2023. The rate for the three months ended June 30, 2024 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized. The effective tax rate was favorably impacted by return to provision adjustments in certain foreign jurisdictions and an amended return in a state jurisdiction.
Share of Net Income from Joint Venture. Share of net income from the JV increased by $1.0 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to higher sales partially offset by higher fixed costs. The JV, in which we own a 49% investment, recognized net sales of $31.6 million and $24.9 million for the three months ended June 30, 2024 and 2023, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended June 30,
	2024	2023	$ Change
Net sales	$72,855	$77,153	$(4,298)
Loss from operations	$(1,630)	$(1,461)	$(169)
Net sales decreased by $4.3 million, or 5.6%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to lower volume at facilities undergoing turnarounds, contractual reduction in customer pricing and unfavorable foreign exchange effects.
Loss from operations decreased by $0.2 million during the three months ended June 30, 2024, compared to the same period in the prior year, primarily due to a reduction in indirect manufacturing costs related to actions taken in 2023 to optimize plant operations. These reductions were partially offset by higher incentive compensation and depreciation expense.
POWER SOLUTIONS

	Three Months Ended June 30,
	2024	2023	$ Change
Net sales	$50,151	$48,062	$2,089
Income from operations	$5,320	$2,583	$2,737
Net sales increased by $2.1 million, or 4.3%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to higher precious metals pass-through pricing and inflation pricing, partially offset by lower volume during the current quarter.
Income from operations increased by $2.7 million during the three months ended June 30, 2024 compared to the same period in the prior year, primarily due to the higher revenue as well as lower costs associated with the facilities that closed in 2023 and sublease income earned on those closed facilities.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023
Consolidated Results

	Six Months Ended June 30,
	2024	2023	$ Change
Net sales	$244,190	$252,294	$(8,104)
Cost of sales (exclusive of depreciation and amortization shown separately below)	202,343	216,105	$(13,762)
Selling, general, and administrative expense	26,859	24,140	2,719
Depreciation and amortization	24,308	23,066	1,242
Other operating expense (income), net	(2,390)	105	(2,495)
Loss from operations	(6,930)	(11,122)	4,192
Interest expense	11,239	9,745	1,494
Other expense, net	692	3,433	(2,741)
Loss before provision for income taxes and share of net income from joint venture	(18,861)	(24,300)	5,439
Provision for income taxes	(291)	(1,626)	1,335
Share of net income from joint venture	4,412	1,374	3,038
Net loss	$(14,740)	$(24,552)	$9,812
Net Sales. Net sales decreased by $8.1 million, or 3.2%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to reduced volume, lower customer settlements and unfavorable foreign exchange effects of $0.9 million. These decreases were partially offset by the net impact of contractual pricing provisions.
Cost of Sales.  Cost of sales decreased by $13.8 million, or 6.4%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to lower sales volume and lower labor costs associated with facility closures.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense increased by $2.7 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to higher incentive compensation, stock compensation, travel and marketing costs.
Other Operating Expense (Income), Net. Other operating expense (income), net changed favorably by $2.5 million primarily due to sublease income earned on closed facilities.
Interest Expense.  Interest expense increased by $1.5 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to higher debt balances and higher average interest rates.

	Six Months Ended June 30,
	2024	2023
Interest on debt	$11,355	$10,228
Gain recognized on interest rate swap	(898)	(917)
Amortization of debt issuance costs and discount	1,106	880
Capitalized interest	(736)	(710)
Other	412	264
Total interest expense	$11,239	$9,745
Other Expense, Net. Other expense, net decreased by $2.7 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to noncash derivative mark-to-market gains recognized during the first two quarters of 2024 compared to losses recognized during the first two quarters of 2023. This decrease was partially offset by unfavorable foreign exchange effects associated with intercompany borrowings.
Benefit (Provision) for Income Taxes. Our effective tax rate was (1.5)% for the six months ended June 30, 2024, compared to (6.7)% for the six months ended June 30, 2023. The rate for the six months ended June 30, 2024 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized. The effective tax rate was favorably impacted by return to provision adjustments in certain foreign jurisdictions and an amended return in a state jurisdiction.
Share of Net Income from Joint Venture. Share of net income from the JV increased by $3.0 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to higher sales partially offset by higher fixed costs, depreciation and interest expense. The JV, in which we own a 49% investment, recognized net sales of $62.7 million and $45.6 million for the six months ended June 30, 2024 and 2023, respectively.
Results by Segment
MOBILE SOLUTIONS

	Six Months Ended June 30,
	2024	2023	$ Change
Net sales	$145,915	$155,171	$(9,256)
Loss from operations	$(3,773)	$(4,780)	$1,007
Net sales decreased by $9.3 million, or 6.0%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due lower volume at facilities undergoing turnarounds, contractual reduction in customer pricing and unfavorable foreign exchange effects.
Loss from operations decreased by $1.0 million during the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to a reduction of indirect manufacturing costs related to actions taken in 2023 to optimize plant operations. These decreases were partially offset by the impact of lower sales and higher depreciation expense.
POWER SOLUTIONS

	Six Months Ended June 30,
	2024	2023	$ Change
Net sales	$98,389	$97,134	$1,255
Income from operations	$9,299	$4,330	$4,969
Net sales increased by $1.3 million, or 1.3%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to higher precious metals pass-through pricing and higher volumes, partially offset by premium pricing received on a certain customer project during the first quarter of 2023.
Income from operations increased by $5.0 million during the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to lower costs associated with the facilities that closed in the second quarter of 2023 and sublease income earned on those closed facilities.
Changes in Financial Condition from December 31, 2023 to June 30, 2024
Overview
From December 31, 2023 to June 30, 2024, total assets decreased by $13.7 million primarily due to decreases in property, plant and equipment and intangible assets due to depreciation and amortization. Additionally, accounts receivable, inventory and property, plant and equipment decreased due to the classification of the IMC assets as held for sale, which were offset by increases in other current and noncurrent assets.
From December 31, 2023 to June 30, 2024, total liabilities decreased by $4.6 million, primarily due to a decrease in other non-current liabilities due to the exercise of warrants in 2024, partially offset by an increase in long-term debt.
Working capital, which consists of current assets less current liabilities, was $94.4 million as of June 30, 2024, compared to $100.9 million as of December 31, 2023. The decrease in working capital was primarily due to increases accounts payable and in the current maturities of long-term debt.
Cash Flows
Cash used in operations was $0.6 million for the six months ended June 30, 2024, compared with cash provided by operations of $8.6 million for the six months ended June 30, 2023. The unfavorable change was due to an increase in accounts receivable due to higher revenue in the second quarter of 2024 compared with the fourth quarter of 2023, a decrease in inventory during the first half of 2023 and an increase in accounts payable during the first half of 2023.
Cash used in investing activities decreased by $0.6 million primarily due to the lower expenditures for property, plant and equipment, partially offset by proceeds from the sale of equipment at the Taunton and Irvine facilities in the first half of 2023.
Cash provided by financing activities decreased by $0.7 million primarily due to higher repayments of long-term debt and debt issuance costs, partially offset by proceeds from the sale-leaseback transactions and proceeds from international loans in 2023.

Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of June 30, 2024, was $129.4 million, without regard to unamortized debt issuance costs and discount. As of June 30, 2024, we had $27.0 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $9.9 million of outstanding letters of credit at June 30, 2024, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. Outstanding borrowings under the Term Loan Facility bear interest at either: 1) one-month, three-month, or six-month Adjusted SOFR, subject to a 1.00% floor, plus an applicable margin of 6.875%; or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning with the second quarter of 2023, interest is increased on a paid-in-kind basis at a rate between 1.00% and 2.00%, dependent on the our leverage ratio. Based on the interest rate in effect at June 30, 2024, annual cash interest payments would be approximately $16.3 million.
The ABL Facility bears interest on a variable borrowing rate based on either: 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability; or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of June 30, 2024. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
Sale Leaseback Transactions
During the six months ended June 30, 2024, we entered into several sale-leaseback transactions. We received $16.9 million from the sale and leaseback of three properties, with the net proceeds used to repay a portion of the outstanding borrowings under the Term Loan Facility. The effective interest rate of the transaction, which terminates in 20 years, is lower than the current borrowings on the Term Loan Facility. We received $8.3 million from the sale and leaseback of equipment, with $3.4 million of the net proceeds used to repay a portion of the outstanding borrowings under the Term Loan Facility and the balance used for ongoing operational investments.
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
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act. Including interest accrued on the initial refund amount, we have a $11.9 million tax refund receivable at June 30, 2024, which is in the process of IRS review and approval. The timing of the receipt of the refund remains uncertain.
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
Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2023 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2023 Annual Report. There have been no material changes to these policies during the six months ended June 30, 2024.
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
At June 30, 2024, we had $129.4 million of principal outstanding under the Term Loan Facility, without regard to unamortized debt issuance costs and discount. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.3 million on an annualized basis.
At June 30, 2024, using Adjusted SOFR plus a 2.00% spread, any borrowings under the ABL Facility would have been at a 7.431% interest rate.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of June 30, 2024.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made during the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
April 2024	46,158	$4.75	—	—
May 2024	86,850	3.25	—	—
June 2024	659	3.00	—	—
Total	133,667	$3.77	—	—
_______________________________
(1)Shares were withheld to pay for tax obligations due upon the vesting of share-based awards held by employees granted under the NN, Inc. Amended and Restated 2022 Omnibus Incentive Plan and prior plans (collectively the “Incentive Plans”). The Incentive Plans provides for the withholding of shares or units to satisfy income tax obligations. It does not specify a maximum number of shares or units that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1
NN, Inc. Amended and Restated 2022 Omnibus Incentive Plan (Filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 4, 2024 and incorporated herein by reference).

10.2	Consulting Agreement by and between NN, Inc. and Michael C. Felcher (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2024 and incorporated herein by reference).
10.3
Letter of Understanding by and between NN, Inc. and Christopher H. Bohnert (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2024 and incorporated herein by reference).

10.4
Restricted Share Award Agreement by and between NN, Inc. and Christopher H. Bohnert (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 24, 2024 and incorporated herein by reference).

10.5
Performance Share Unit Award Agreement by and between NN, Inc. and Christopher H. Bohnert (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 24, 2024 and incorporated herein by reference).

10.6
Separation Agreement by and between NN, Inc. and Christopher H. Bohnert (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 24, 2024 and incorporated herein by reference).

10.7
Indemnification Agreement by and between NN, Inc. and Christopher H. Bohnert (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 24, 2024 and incorporated herein by reference).

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

NN, Inc.
(Registrant)

Date: August 7, 2024	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: August 7, 2024	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)