Form 10-Q
period 2024-09-30
NN INC
filed 2024-10-31
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2024, there were 49,946,337 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$113,587	$124,443	$357,777	$376,737
Cost of sales (exclusive of depreciation and amortization shown separately below)	97,131	104,543	299,474	320,648
Selling, general, and administrative expense	10,257	11,693	37,116	35,833
Depreciation and amortization	10,844	11,577	35,152	34,643
Other operating income, net	(895)	(631)	(3,285)	(526)
Loss from operations	(3,750)	(2,739)	(10,680)	(13,861)
Interest expense	5,404	5,739	16,643	15,484
Other expense (income), net	(5,315)	(1,463)	(4,623)	1,970
Loss before benefit (provision) for income taxes and share of net income from joint venture	(3,839)	(7,015)	(22,700)	(31,315)
Benefit (provision) for income taxes	(903)	245	(1,194)	(1,381)
Share of net income from joint venture	2,185	1,713	6,597	3,087
Net loss	$(2,557)	$(5,057)	$(17,297)	$(29,609)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$3,970	$(3,072)	$(1,763)	$(3,606)
Interest rate swap:
Change in fair value, net of tax	—	—	—	(230)
Reclassification adjustments included in net loss, net of tax	(109)	(449)	(1,007)	(1,366)
Other comprehensive income (loss)	$3,861	$(3,521)	$(2,770)	$(5,202)
Comprehensive income (loss)	$1,304	$(8,578)	$(20,067)	$(34,811)

Basic and diluted net loss per share	$(0.13)	$(0.18)	$(0.59)	$(0.84)
Shares used to calculate basic and diluted net loss per share	48,997	47,539	48,522	46,410

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$12,449	$21,903
Accounts receivable, net of allowances of $1,913 and $1,241 at September 30, 2024 and December 31, 2023	64,447	65,545
Inventories	69,600	71,563
Income tax receivable	12,956	11,885
Prepaid assets	4,095	2,464
Other current assets	10,357	9,194
Total current assets	173,904	182,554
Property, plant and equipment, net of accumulated depreciation of $248,473 and $254,013 at September 30, 2024 and December 31, 2023	172,947	185,812
Operating lease right-of-use assets	40,821	43,357
Intangible assets, net	47,816	58,724
Investment in joint venture	39,843	32,701
Deferred tax assets	1,177	734
Other non-current assets	6,590	7,003
Total assets	$483,098	$510,885
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,983	$45,480
Accrued salaries, wages and benefits	15,027	15,464
Income tax payable	546	524
Short-term debt and current maturities of long-term debt	8,085	3,910
Current portion of operating lease liabilities	5,805	5,735
Other current liabilities	14,126	10,506
Total current liabilities	88,572	81,619
Deferred tax liabilities	4,960	4,988
Long-term debt, net of current maturities	135,548	149,369
Operating lease liabilities, net of current portion	44,001	47,281
Other non-current liabilities	14,154	24,827
Total liabilities	287,235	308,084
Commitments and contingencies (Note 10)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023	89,289	77,799
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 49,950 and 47,269 shares issued and outstanding at September 30, 2024 and December 31, 2023	499	473
Additional paid-in capital	459,245	457,632
Accumulated deficit	(312,645)	(295,348)
Accumulated other comprehensive loss	(40,525)	(37,755)
Total stockholders’ equity	106,574	125,002
Total liabilities, preferred stock, and stockholders’ equity	$483,098	$510,885
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(17,297)	$(29,609)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,152	34,643
Amortization of debt issuance costs and discount	1,718	1,409
Paid-in-kind interest	2,064	1,491
Total derivative loss, net of cash settlements	582	3,139
Share of net income from joint venture, net of cash dividends received	(6,597)	851
Gain on sale of business	(7,154)	—
Share-based compensation expense	2,347	2,058
Deferred income taxes	(477)	(1,531)
Other	(658)	(776)
Changes in operating assets and liabilities:
Accounts receivable	(3,957)	335
Inventories	(1,916)	9,692
Other operating assets	(2,873)	(8,223)
Income taxes receivable and payable, net	(1,078)	(576)
Accounts payable	1,794	5,240
Other operating liabilities	2,739	5,747
Net cash provided by operating activities	4,389	23,890
Cash flows from investing activities
Acquisition of property, plant and equipment	(15,352)	(16,292)
Proceeds from sale of property, plant, and equipment	266	2,876
Proceeds received from sale of business	17,000	—
Net cash provided by (used in) investing activities	1,914	(13,416)
Cash flows from financing activities
Proceeds from long-term debt	38,000	52,000
Repayments of long-term debt	(75,320)	(55,522)
Cash paid for debt issuance costs	(746)	(55)
Proceeds from sale-leaseback of equipment	8,324	—
Proceeds from sale-leaseback of land and buildings	16,863	—
Repayments of financing obligations	(492)	—
Proceeds from short-term debt	—	3,648
Other	(2,262)	(1,276)
Net cash used in financing activities	(15,633)	(1,205)
Effect of exchange rate changes on cash flows	(124)	(287)
Net change in cash and cash equivalents	(9,454)	8,982
Cash and cash equivalents at beginning of period	21,903	12,808
Cash and cash equivalents at end of period	$12,449	$21,790
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2024 and 2023
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of June 30, 2024	50,032	$500	$462,410	$(310,088)	$(44,386)	$108,436
Net loss	—	—	—	(2,557)	—	(2,557)
Dividends accrued for preferred stock	—	—	(3,977)	—	—	(3,977)
Shares issued under stock incentive plans, net of forfeitures	(82)	(1)	1	—	—	—
Share-based compensation expense	—	—	811	—	—	811
Other comprehensive income	—	—	—	—	3,861	3,861
Balance as of September 30, 2024	49,950	$499	$459,245	$(312,645)	$(40,525)	$106,574

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of June 30, 2023	47,019	$470	$462,525	$(269,750)	$(38,801)	$154,444
Net loss	—	—	—	(5,057)	—	(5,057)
Dividends accrued for preferred stock	—	—	(3,347)	—	—	(3,347)
Shares issued under stock incentive plans, net of forfeitures	292	3	(3)	—	—	—
Share-based compensation expense	—	—	1,207	—	—	1,207
Other comprehensive loss	—	—	—	—	(3,521)	(3,521)
Balance as of September 30, 2023	47,311	$473	$460,382	$(274,807)	$(42,322)	$143,726

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2023	47,269	$473	$457,632	$(295,348)	$(37,755)	$125,002
Net loss	—	—		(17,297)	—	(17,297)
Dividends accrued for preferred stock	—	—	(11,490)	—	—	(11,490)
Shares issued for warrants exercised	2,395	24	11,352			11,376
Shares issued under stock incentive plans, net of forfeitures	439	4	(4)	—	—	—
Share-based compensation expense	—	—	2,347	—	—	2,347
Restricted shares surrendered for tax withholdings under stock incentive plans	(153)	(2)	(592)	—	—	(594)
Other comprehensive loss	—	—	—	—	(2,770)	(2,770)
Balance as of September 30, 2024	49,950	$499	$459,245	$(312,645)	$(40,525)	$106,574

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2022	43,856	$439	$468,143	$(245,198)	$(37,120)	$186,264
Net loss	—	—	—	(29,609)	—	(29,609)
Dividends accrued for preferred stock	—	—	(9,594)	—	—	(9,594)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	3,598	36	(57)	—	—	(21)
Share-based compensation expense	—	—	2,058	—	—	2,058
Restricted shares surrendered for tax withholdings under stock incentive plans	(143)	(2)	(168)	—	—	(170)
Other comprehensive loss	—	—	—	—	(5,202)	(5,202)
Balance as of September 30, 2023	47,311	$473	$460,382	$(274,807)	$(42,322)	$143,726
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As of September 30, 2024, we had 26 facilities in North America, Europe, South America, and Asia. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2023, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2024. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and nine months ended September 30, 2024 and 2023; financial position as of September 30, 2024 and December 31, 2023; and cash flows for the nine months ended September 30, 2024 and 2023, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2023 Annual Report. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of results for the year ending December 31, 2024, or any other future periods.
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
Accounts Receivable Sales Programs
We participate in programs established by our customers, which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. During the nine months ended September 30, 2024 and 2023, we incurred fees of $0.9 million and $0.8 million, respectively, related to the sale of receivables, which is recorded in the Other expense (income), net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The following table presents our financial performance by reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Mobile Solutions	$70,678	$78,961	$216,593	$234,132
Power Solutions	42,935	45,484	141,324	142,618
Intersegment sales eliminations	(26)	(2)	(140)	(13)
Total	$113,587	$124,443	$357,777	$376,737
Income (loss) from operations:
Mobile Solutions	$(1,441)	$(1,283)	$(5,214)	$(6,063)
Power Solutions	2,505	3,936	11,804	8,266
Corporate	(4,814)	(5,392)	(17,270)	(16,064)
Total	$(3,750)	$(2,739)	$(10,680)	$(13,861)
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

Three Months Ended September 30, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$48,062	$7,063	$—	$55,125
General Industrial	17,351	10,121	—	27,472
Residential/Commercial Electrical	—	20,301	—	20,301
Other	5,265	5,450	(26)	10,689
Total net sales	$70,678	$42,935	$(26)	$113,587

Three Months Ended September 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$55,933	$8,641	$—	$64,574
General Industrial	17,284	12,351	—	29,635
Residential/Commercial Electrical	—	17,802	—	17,802
Other	5,744	6,690	(2)	12,432
Total net sales	$78,961	$45,484	$(2)	$124,443

Nine Months Ended September 30, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$147,254	$23,385	$—	$170,639
General Industrial	53,598	36,928	—	90,526
Residential/Commercial Electrical	—	62,019	—	62,019
Other	15,741	18,992	(140)	34,593
Total net sales	$216,593	$141,324	$(140)	$357,777

Nine Months Ended September 30, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$164,698	$26,559	$—	$191,257
General Industrial	56,725	40,466	—	97,191
Residential/Commercial Electrical	—	49,995	—	49,995
Other	12,709	25,598	(13)	38,294
Total net sales	$234,132	$142,618	$(13)	$376,737
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.2 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the nine months ended September 30, 2024 included $0.4 million that was included in deferred revenue as of December 31, 2023.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2024, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Note 4. Inventories
Inventories are comprised of the following amounts:

	September 30, 2024	December 31, 2023
Raw materials	$24,141	$25,456
Work in process	24,797	22,942
Finished goods	20,662	23,165
Total inventories	$69,600	$71,563
Note 5. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2023	$19,003	$39,721	$58,724
Amortization	(2,515)	(7,802)	(10,317)
Intangible assets sold (1)	—	(591)	(591)
Balance as of September 30, 2024	$16,488	$31,328	$47,816
_______________________________
(1)    Represents customer relationships associated with the Industrial Molding Corporation business, which was sold during the nine months ended September 30, 2024 (see Note 16).
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the nine months ended September 30, 2024 and 2023.

Note 6. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2023	$32,701
Share of earnings	6,597
Foreign currency translation gain	545
Balance as of September 30, 2024	$39,843
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

	September 30, 2024	December 31, 2023
Term Loan Facility	$114,187	$148,114
Financing obligations from sale-leaseback transactions	24,756	—
International loans	9,351	10,655
Unamortized debt issuance costs and discount (1)	(4,661)	(5,490)
Total debt	$143,633	$153,279
_______________________________
(1)    In addition to this amount, costs of $0.3 million and $0.5 million related to the ABL Facility were recorded in other non-current assets as of September 30, 2024 and December 31, 2023, respectively.
We capitalized interest costs of $1.0 million and $1.1 million in the nine months ended September 30, 2024 and 2023, respectively, related to construction in progress.
Term Loan Facility
Outstanding borrowings under the Term Loan Facility bear interest at either: 1) one-month, three-month, or six-month term SOFR with a duration adjustment (“Adjusted Term SOFR”), subject to a 1.00% floor, plus an applicable margin of 6.875%; or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning in the second quarter of 2023, interest was increased on a paid-in-kind basis at a rate between 1.00% and 2.00% (“PIK interest”), dependent on our net leverage ratio for the most recently reported fiscal quarter and subject to reduction upon the occurrence of certain conditions as set forth in the credit agreement governing the Term Loan Facility. The PIK interest is payable on the loan maturity date of September 22, 2026. At September 30, 2024, the Term Loan Facility bore interest, including PIK interest, based on one-month Adjusted Term SOFR, at 13.820%.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due at the loan maturity date. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all domestic assets, other than accounts receivable and inventory and has a second lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of September 30, 2024.
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
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility, with an original commitment amount of $50.0 million, of which a maximum of $30.0 million is available in the form of letters of credit and a maximum of $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. The maximum commitment amount may be increased or decreased from time to time based on the terms of conditions of the ABL Facility. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either: 1) Adjusted Term SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability; or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month Adjusted Term SOFR. At September 30, 2024, using one-month Adjusted Term SOFR plus a 2.00% margin, the interest rate on outstanding borrowings under the ABL Facility would have been 7.197%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 2.125% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
As of September 30, 2024, we had no outstanding borrowings under the ABL Facility, $9.9 million of outstanding letters of credit, and $21.9 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of September 30, 2024.
Sale-Leaseback Transactions
In March 2024, we sold three of our properties for an aggregate sales price of $16.9 million, with the net proceeds used to repay a portion of the outstanding borrowings under the Term Loan Facility. Concurrent with the sale, we entered into a 20-year lease agreement for these properties. Since the lease agreement allows for us to exercise renewal options that extend for substantially all of the remaining economic life, we have the ability to maintain the risks and rewards of ownership. Since the transaction did not transfer control of the assets, it cannot be accounted for as a sale under ASC 606. As a result, the properties remain on our Condensed Consolidated Balance Sheets and the non-land assets will continue to be depreciated over their remaining useful lives. The $16.9 million of gross proceeds was recognized as a financing obligation as a component of long-term debt. The monthly lease payments, which increase 3.0% each year, are being amortized as principal payments and interest expense based on an effective interest rate of 9.715%. We incurred $0.6 million in debt issuance costs related to this transaction, which are being amortized over the term of the debt.
In March 2024, we sold multiple pieces of manufacturing equipment for an aggregate sales price of $4.9 million. Concurrent with the sale, we entered into a 5-year lease agreement that includes a repurchase option for this equipment. In May 2024, we sold additional pieces of manufacturing equipment for an aggregate sales price of $3.4 million and entered into 5-year and 6-year lease agreements for the equipment. Since the three lease agreements allow for us to exercise an early buyout option, we have the ability to maintain the risks and rewards of ownership. Since the transactions did not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the assets remain on our Condensed Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives. The $8.3 million of gross proceeds was recognized as a financing obligation as a component of long-term debt. The monthly lease payments are being amortized as principal payments and interest expense on a weighted average effective interest rate of 10.540%.
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

As of September 30, 2024, the carrying value of the Series D Preferred Stock shares was $89.3 million, which included $42.6 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the nine months ended September 30, 2024.

Balance as of December 31, 2023	$77,799
Accrual of in-kind dividends	8,386
Amortization	3,104
Balance as of September 30, 2024	$89,289
Note 9. Leases
The following table contains supplemental cash flow information related to leases.

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$6,381	$10,533
Operating cash flows used in finance leases	241	258
Financing cash flows used in finance leases	1,671	1,084
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	692	477
Right-of-use assets obtained in exchange for new finance lease liabilities	1,482	1,619
_______________________________
(1) Includes new leases, renewals, and modifications.
We recognized sublease income of $2.9 million and $1.4 million in the nine months ended September 30, 2024 and 2023, respectively, which is recognized in the “Other operating income, net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents finance lease-related assets and liabilities recorded on the balance sheet.

	Financial Statement Line Item	September 30, 2024	December 31, 2023
Finance lease assets	Property, plant and equipment, net	14,079	13,599

Finance lease current liabilities	Other current liabilities	2,656	2,047
Finance lease non-current liabilities	Other non-current liabilities	3,751	4,488
Total finance lease liabilities		$6,407	$6,535
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we do not expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of September 30, 2024.
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
Note 11. Income Taxes
Our effective tax rate was (23.5)% and (5.3)% for the three and nine months ended September 30, 2024, respectively, and 3.5% and (4.4)% for the three and nine months ended September 30, 2023, respectively. The effective tax rates for the three and nine months ended September 30, 2024 differ from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries, favorable return to provision and amended return adjustments in certain foreign and state jurisdictions and by limitation on the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
Note 12. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,557)	$(5,057)	$(17,297)	$(29,609)
Adjustment for preferred stock cumulative dividends and deemed dividends	(3,977)	(3,347)	(11,490)	(9,594)
Numerator for basic and diluted net loss per common share	$(6,534)	$(8,404)	$(28,787)	$(39,203)

Denominator:
Weighted average common shares outstanding	50,000	47,186	49,478	45,793
Adjustment for participating securities	(2,464)	(3,496)	(2,845)	(2,365)
Adjustment for warrants outstanding (1)	1,461	3,849	1,889	2,982
Shares used to calculate basic and diluted net loss per share	48,997	47,539	48,522	46,410

Basic and diluted net loss per common share	$(0.13)	$(0.18)	$(0.59)	$(0.84)
Cash dividends declared per common share	$—	$—	$—	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options	205	315	223	407
Warrants	1,500	1,500	1,500	1,500
Performance share units	820	250	795	89
Total antidilutive securities	2,525	2,065	2,518	1,996
Stock options excluded from the calculations of diluted net loss per share have a per share exercise price ranging from $7.93 to $25.16 for the three and nine months ended September 30, 2024. Warrants excluded from the calculation of diluted net loss per share have a per share exercise price of $11.03 (see Note 15). Performance share units are potentially dilutive when the related performance criterion has been met.
Note 13. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock	$507	$1,001	$1,626	$1,780
Performance share units	304	206	721	264
Stock options	—	—	—	14
Share-based compensation expense	$811	$1,207	$2,347	$2,058
Restricted Stock
The following table presents the status of unvested restricted stock awards as of September 30, 2024, and activity during the nine months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	3,405	$1.41
Granted	660	4.25
Vested	(1,459)	1.33
Forfeited	(221)	2.13
Unvested at September 30, 2024	2,385	$2.18
During the nine months ended September 30, 2024, we granted 390,000 shares of restricted stock to non-executive directors, officers and certain other employees. The shares of these restricted stock awards vest pro-rata generally over three years for employees and over one year for non-executive directors. During the nine months ended September 30, 2024, we granted 270,000 shares of restricted stock to new executive officers as inducement awards, which vest pro-rata over five years.
Total grant date fair value of restricted stock that vested in the nine months ended September 30, 2024, was $1.9 million.

Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The following table presents the status of unvested PSUs as of September 30, 2024, and activity during the nine months then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	3,789	$1.29
Granted	590	3.71
Forfeited	(413)	2.26
Nonvested at September 30, 2024	3,966	$1.55
During the nine months ended September 30, 2024, we granted 175,000 PSUs to certain executive officers, which vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index during the three-year performance period that ends December 31, 2026. During the nine months ended September 30, 2024, we granted 415,000 PSUs to new executive officers as inducement awards. These inducement awards cliff-vest after five years and are contingent on the Company’s stock price meeting specified thresholds.
We estimated the grant date fair value of the PSU awards using the Monte Carlo simulation model, as the total shareholder return metric and changes in stock price are considered market conditions under ASC Topic 718, Compensation – stock compensation.
Note 14. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of June 30, 2024	$(44,495)	$109	$—	$(44,386)
Other comprehensive income (loss) before reclassifications	3,970	—	—	3,970
Amounts reclassified from AOCI to interest expense (2)	—	(109)	—	(109)
Net other comprehensive income (loss)	3,970	(109)	—	3,861
Balance as of September 30, 2024	$(40,525)	$—	$—	$(40,525)

Balance as of June 30, 2023	$(40,706)	$1,905	$—	$(38,801)
Other comprehensive income (loss) before reclassifications	(3,072)	—	—	(3,072)
Amounts reclassified from AOCI to interest expense (2)	—	(449)	—	(449)
Net other comprehensive income (loss)	(3,072)	(449)	—	(3,521)
Balance as of September 30, 2023	$(43,778)	$1,456	$—	$(42,322)

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of December 31, 2023	$(38,762)	$1,007	$—	$(37,755)
Other comprehensive income (loss) before reclassifications	(1,763)	—	—	(1,763)
Amounts reclassified from AOCI to interest expense (2)	—	(1,007)	—	(1,007)
Net other comprehensive income (loss)	(1,763)	(1,007)	—	(2,770)
Balance as of September 30, 2024	$(40,525)	$—	$—	$(40,525)

Balance as of December 31, 2022	$(40,172)	$3,149	$(97)	$(37,120)
Other comprehensive income (loss) before reclassifications	(3,606)	(327)	97	(3,836)
Amounts reclassified from AOCI to interest expense (2)	—	(1,366)	—	(1,366)
Net other comprehensive income (loss)	(3,606)	(1,693)	97	(5,202)
Balance as of September 30, 2023	$(43,778)	$1,456	$—	$(42,322)
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
In conjunction with an amendment to our Term Loan in 2023, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants are exercisable, in full or in part, at any time prior to June 30, 2033. The 2023 Warrants include anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the nine months ended September 30, 2024, 500,000 of the 2023 Warrants were exercised on a cashless basis, resulting in the issuance of 499,000 shares.
In conjunction with our placement of the Series D Preferred Stock, we issued the 2021 Warrants to purchase up to 1.9 million shares of our common stock. The 2021 Warrants were exercisable, in full or in part, at an exercise price of $0.01 per share, subject to anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the nine months ended September 30, 2024, all of the 2021 Warrants were exercised on a cashless basis, resulting in the issuance of 1,896,000 shares.
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
The following table presents the change in the liability balance of the embedded derivatives during the nine months ended September 30, 2024.

Balance as of December 31, 2023	$16,556
Change in fair value (1)	1,630
Settlements	(11,376)
Balance as of September 30, 2024	$6,810
_______________________________
(1)    Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$5,699	$—	$1,111

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$15,421	$—	$1,135
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price (Level 1).
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods (Level 3). The probabilities resulted in a weighted average term of 2.9 years as of September 30, 2024 and December 31, 2023.
Interest Rate Swap
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of our variable rate debt to a fixed rate of 1.291% (the “2021 Swap”). The 2021 Swap had a notional amount of $60.0 million and a maturity date of July 31, 2024. We designated the 2021 Swap as a cash flow hedge at inception with cash settlements recognized in interest expense. During the first quarter of 2023, we terminated the 2021 Swap and received cash proceeds of $2.5 million, which was the then fair value of the 2021 Swap. Since the 2021 Swap was an effective cash flow hedge and the forecasted interest payments remain probable of occurring, the gain was recognized as a reduction to interest expense through the original maturity date of July 31, 2024.
The following table presents the effects of the interest rate swap on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest benefit (1)	$(150)	$(449)	$(1,048)	$(1,366)
_______________________________
(1) Represents gain recognized in interest expense on effective interest rate swap.
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of September 30, 2024 and December 31, 2023, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $145.4 million and $162.2 million, with a carrying amount of $143.6 million and $153.3 million, as of September 30, 2024 and December 31, 2023, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities (Level 3).
Note 16. Divestiture
On July 2, 2024, we completed the sale of our Lubbock operations, known as Industrial Molding Corporation (“IMC”), for $17.0 million in cash, subject to customary purchase price adjustments. We received net proceeds of $15.4 million after paying certain transaction costs, which was used to repay a portion of the outstanding borrowings under the Term Loan Facility. We determined that the sale of IMC did not represent a strategic shift that will have a major effect on the consolidated results of operations, therefore the results of this business will continue to be reported within our Power Solutions segment. The gain on sale of business is recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following is a summary of the net gain recognized in connection with the divestiture:

Net proceeds	$17,000
Net assets disposed	8,281
Direct costs to sell	1,565
Gain on sale of business	$7,154
Note 17. Plant Optimization Activities
During the third quarter of 2024, we took specific steps to consolidate our footprint by identifying a manufacturing facility to close to reduce costs and improve operational efficiency. In addition, we implemented operational and cost optimization actions to reduce indirect and overhead costs. We expect the facility closure and organizational changes to be completed in the first half of 2025. We estimate incurring $1.9 million in charges which will be recognized in 2024 and 2025. Once fully implemented, we expect to recognize annual benefits of approximately $2.8 million. All costs incurred have been recognized in Mobile Solutions segment.
The following is a summary of costs incurred and amounts accrued during the three months ended September 30, 2024.

	Severance and employee related	Costs associated with exit or disposal activities	Total
Balance as of December 31, 2023	$—	$—	$—
Restructuring costs	893	65	958
Amounts paid	(388)	(55)	(443)
Balance as of September 30, 2024	$505	$10	$515
Of the $1.0 million incurred during the nine months ended September 30, 2024, $0.6 million and are recognized in the “Cost of sales” line and $0.3 million in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Subsequent to September 30, 2024, we began identifying certain manufacturing equipment that we plan to discontinue use of and may sell in 2025 as part of our plant optimization activities. The equipment, which is currently being used in production activities, has a net book value of approximately $11.0 million as of September 30, 2024. The expected proceeds from any planned sales may be significantly lower than the carrying value of the equipment, which would cause us to recognize an impairment in the fourth quarter of 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three and nine months ended September 30, 2024. The financial information as of September 30, 2024, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023, contained in our 2023 Annual Report, and the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the nine months ended September 30, 2024, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
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
Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023
Consolidated Results

	Three Months Ended September 30,
	2024	2023	$ Change
Net sales	$113,587	$124,443	$(10,856)
Cost of sales (exclusive of depreciation and amortization shown separately below)	97,131	104,543	$(7,412)
Selling, general, and administrative expense	10,257	11,693	(1,436)
Depreciation and amortization	10,844	11,577	(733)
Other operating income, net	(895)	(631)	(264)
Loss from operations	(3,750)	(2,739)	(1,011)
Interest expense	5,404	5,739	(335)
Other income, net	(5,315)	(1,463)	(3,852)
Loss before benefit (provision) for income taxes and share of net income from joint venture	(3,839)	(7,015)	3,176
Benefit (provision) for income taxes	(903)	245	(1,148)
Share of net income from joint venture	2,185	1,713	472
Net loss	$(2,557)	$(5,057)	$2,500
Net Sales. Net sales decreased by $10.9 million, or 8.7%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the sale of our Lubbock operations, rationalized volume at plants undergoing turnarounds, a customer settlement received in 2023 and unfavorable foreign exchange effects of $1.1 million.
Cost of Sales. Cost of sales decreased by $7.4 million, or 7.1%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the decrease in sales.
Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased by $1.4 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to lower incentive compensation expense.
Other Operating Income, Net. Other operating income, net changed favorably by $0.3 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due the loss on sales of machinery and equipment recognized in 2023.
Interest Expense.  Interest expense decreased by $0.3 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a reduction in the Term Loan balance due to the partial pay down of the outstanding balance with proceeds from the sale of our Lubbock operations.

	Three Months Ended September 30,
	2024	2023
Interest on debt	$4,990	$5,779
Gain recognized on interest rate swap	(150)	(449)
Amortization of debt issuance costs and discount	612	529
Capitalized interest	(224)	(350)
Other	176	230
Total interest expense	$5,404	$5,739

Other Income, Net. Other income, net increased by $3.9 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the $7.2 million gain on sale of our Lubbock operations, partially offset by noncash derivative mark-to-market loses recognized during the current quarter compared to derivative gains recognized in the third quarter of 2023.
Benefit (Provision) For Income Taxes. Our effective tax rate was (23.5)% for the three months ended September 30, 2024, compared to 3.5% for the three months ended September 30, 2023. The rate for the three months ended September 30, 2024 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
Share of Net Income from Joint Venture. Share of net income from the JV increased by $0.5 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to higher sales and increased gross margins, partially offset by higher fixed costs. The JV, in which we own a 49% investment, recognized net sales of $32.4 million and $30.3 million for the three months ended September 30, 2024 and 2023, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended September 30,
	2024	2023	$ Change
Net sales	$70,678	$78,961	$(8,283)
Loss from operations	$(1,441)	$(1,283)	$(158)
Net sales decreased by $8.3 million, or 10.5%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to rationalized volume at plants undergoing turnarounds, contractual reduction in customer pass-through material pricing, a customer settlement received in 2023 and unfavorable foreign exchange effects of $1.0 million.
Loss from operations changed unfavorably by $0.2 million during the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to the lower revenue and impact of the customer settlement in the 2023, partially offset by lower depreciation expense.
POWER SOLUTIONS

	Three Months Ended September 30,
	2024	2023	$ Change
Net sales	$42,935	$45,484	$(2,549)
Income from operations	$2,505	$3,936	$(1,431)
Net sales decreased by $2.5 million, or 5.6%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the sale of our Lubbock operations, partially offset by higher precious metals pass-through pricing and pricing.
Income from operations decreased by $1.4 million during the three months ended September 30, 2024 compared to the same period in the prior year, primarily due to the lower revenue resulting from the sale of the Lubbock operations and unfavorable product mix.

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023
Consolidated Results

	Nine Months Ended September 30,
	2024	2023	$ Change
Net sales	$357,777	$376,737	$(18,960)
Cost of sales (exclusive of depreciation and amortization shown separately below)	299,474	320,648	$(21,174)
Selling, general, and administrative expense	37,116	35,833	1,283
Depreciation and amortization	35,152	34,643	509
Other operating income, net	(3,285)	(526)	(2,759)
Loss from operations	(10,680)	(13,861)	3,181
Interest expense	16,643	15,484	1,159
Other expense (income), net	(4,623)	1,970	(6,593)
Loss before provision for income taxes and share of net income from joint venture	(22,700)	(31,315)	8,615
Provision for income taxes	(1,194)	(1,381)	187
Share of net income from joint venture	6,597	3,087	3,510
Net loss	$(17,297)	$(29,609)	$12,312
Net Sales. Net sales decreased by $19.0 million, or 5.0%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to he sale of our Lubbock operations, customer settlements received in 2023, rationalized volume at plants undergoing turnarounds and unfavorable foreign exchange effects of $1.9 million. These decreases were partially offset by the net impact of contractual pass-through material pricing provisions.
Cost of Sales.  Cost of sales decreased by $21.2 million, or 6.6%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to lower sales volume and lower labor costs associated with facility closures.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense increased by $1.3 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to higher travel and stock compensation expense, partially offset by lower salaries due to a reduction in headcount.
Other Operating Income, Net. Other operating income, net changed favorably by $2.8 million primarily due to increased sublease income earned on closed facilities.
Interest Expense.  Interest expense increased by $1.2 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to higher average interest rates, a decrease in the gain recognized on interest rate swap and an increase in the amortization of debt issuance costs.

	Nine Months Ended September 30,
	2024	2023
Interest on debt	$16,345	$16,007
Gain recognized on interest rate swap	(1,048)	(1,366)
Amortization of debt issuance costs and discount	1,718	1,409
Capitalized interest	(960)	(1,060)
Other	588	494
Total interest expense	$16,643	$15,484
Other Expense (Income), Net. Other expense (income), net changed favorably by $6.6 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the $7.2 million gain on sale of the Lubbock operations, partially offset by unfavorable foreign exchange effects associated with intercompany borrowings.
Benefit (Provision) for Income Taxes. Our effective tax rate was (5.3)% for the nine months ended September 30, 2024, compared to (4.4)% for the nine months ended September 30, 2023. The rate for the nine months ended September 30, 2024 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized. The effective tax rate was favorably impacted by return to provision adjustments in certain foreign jurisdictions and an amended return in a state jurisdiction.

Share of Net Income from Joint Venture. Share of net income from the JV increased by $3.5 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to higher sales and increased margin partially offset by higher fixed costs, depreciation and interest expense. The JV, in which we own a 49% investment, recognized net sales of $95.1 million and $75.9 million for the nine months ended September 30, 2024 and 2023, respectively.
Results by Segment
MOBILE SOLUTIONS

	Nine Months Ended September 30,
	2024	2023	$ Change
Net sales	$216,593	$234,132	$(17,539)
Loss from operations	$(5,214)	$(6,063)	$849
Net sales decreased by $17.5 million, or 7.5%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due rationalized volume at plants undergoing turnarounds, contractual reduction in customer pass-through material pricing, a customer settlement received in 2023 and unfavorable foreign exchange effects of $1.8 million.
Loss from operations changed favorably by $0.8 million during the nine months ended September 30, 2024 compared to the same period in the prior year, primarily due to a reduction of indirect manufacturing costs related to actions taken in 2023 to optimize plant operations. These decreases were partially offset by the impact of lower sales, impact of the customer settlement in the 2023 and higher depreciation expense.
POWER SOLUTIONS

	Nine Months Ended September 30,
	2024	2023	$ Change
Net sales	$141,324	$142,618	$(1,294)
Income from operations	$11,804	$8,266	$3,538
Net sales decreased by $1.3 million, or 0.9%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the sale of our Lubbock operation and premium pricing received on a certain customer project during the first quarter of 2023. These decreases were partially offset by higher precious metals pass-through pricing and higher volumes.
Income from operations increased by $3.5 million during the nine months ended September 30, 2024 compared to the same period in the prior year, primarily due to lower costs associated with the facilities that closed in the second quarter of 2023 and increased sublease income earned on those closed facilities in 2024.
Changes in Financial Condition from December 31, 2023 to September 30, 2024
Overview
From December 31, 2023 to September 30, 2024, total assets decreased by $27.8 million primarily due to decreases in property, plant and equipment and intangible assets due to depreciation and amortization. Additionally, accounts receivable, inventory and property, plant and equipment decreased due to the sale of our Lubbock operations during the quarter. These decreases were partially offset by increases in our investment in a joint venture.
From December 31, 2023 to September 30, 2024, total liabilities decreased by $20.8 million, primarily due to a decrease in other non-current liabilities due to the exercise of warrants in 2024 and a reduction in long-term debt due to the partial pay down of the outstanding balance with proceeds from the sale of our Lubbock operations. These decreases were partially offset by an increase in other current liabilities.
Working capital, which consists of current assets less current liabilities, was $85.3 million as of September 30, 2024, compared to $100.9 million as of December 31, 2023. The decrease in working capital was primarily due to increases in the current maturities of long-term debt and an increase in other current liabilities.
Cash Flows
Cash provided by operations was $4.4 million for the nine months ended September 30, 2024, compared with $23.9 million for the nine months ended September 30, 2023. The decrease was due to an increase in accounts receivable, a decrease in inventory during the first half of 2023 and an increase in accounts payable during the first half of 2023. In addition, the Company received a $3.9 million dividend from the JV in the third quarter of 2023.

Cash provided by investing activities was $1.9 million for the nine months ended September 30, 2024, compared with cash used in investing activities of $13.4 million for the nine months ended September 30, 2023. The favorable change is primarily due to the $17.0 million received for the sale of the Lubbock operations during 2024.
Cash used in financing activities increased by $14.4 million during the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to higher repayments of long-term debt and debt issuance costs in 2024, partially offset by proceeds from the sale-leaseback transactions in 2024 and proceeds from international loans in 2023.
Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of September 30, 2024, was $114.2 million, without regard to unamortized debt issuance costs and discount. As of September 30, 2024, we had $21.9 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $9.9 million of outstanding letters of credit at September 30, 2024, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. Outstanding borrowings under the Term Loan Facility bear interest at either: 1) one-month, three-month, or six-month Adjusted Term SOFR, subject to a 1.00% floor, plus an applicable margin of 6.875%; or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning with the second quarter of 2023, interest is increased on a paid-in-kind basis at a rate between 1.00% and 2.00%, dependent on our net leverage ratio, for the most recently reported fiscal quarter and subject to reduction upon the occurrence of certain conditions as set forth in the credit agreement governing the Term Loan Facility. Based on the interest rate in effect at September 30, 2024, annual cash interest payments would be approximately $16.9 million.
The ABL Facility bears interest on a variable borrowing rate based on either: 1) Adjusted Term SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability; or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of September 30, 2024. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
Sale Leaseback Transactions
During the nine months ended September 30, 2024, we entered into several sale-leaseback transactions. We received $16.9 million from the sale and leaseback of three properties, with the net proceeds used to repay a portion of the outstanding borrowings under the Term Loan Facility. The effective interest rate of the transaction, which terminates in 20 years, is lower than the current borrowings on the Term Loan Facility. We received $8.3 million from the sale and leaseback of equipment, with $3.4 million of the net proceeds used to repay a portion of the outstanding borrowings under the Term Loan Facility and the balance used for ongoing operational investments.
Accounts Receivable Sales Programs
We participate in programs established by our customers which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. In exchange, we receive payment on the receivables, less a discount, sooner than under the customary credit terms we have extended to that customer. These programs allow us to improve working capital and cash flows at the same or lower interest rates as available on our ABL Facility. Our access to these programs is dependent on our customers’ ongoing agreements with the third-parties. Our participation in these programs is based on our specific cash needs throughout the year, the discount charged to receive payment earlier, the length of the payment terms with our customers, as well being subject to limits in our ABL Facility and Term Loan Facility agreements.
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act. Including interest accrued on the initial refund amount, we have a $12.1 million tax refund receivable at September 30, 2024, which is in the process of IRS review and approval. The timing of the receipt of the refund is expected in the first half of 2025.
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

Critical Accounting Estimates
Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the 2023 Annual Report. Our most critical accounting estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report. There have been no material changes to our significant accounting policies or critical accounting estimates during the nine months ended September 30, 2024.
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
At September 30, 2024, we had $114.2 million of principal outstanding under the Term Loan Facility, without regard to unamortized debt issuance costs and discount. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.1 million on an annualized basis.
At September 30, 2024, using Adjusted Term SOFR plus a 2.00% spread, any borrowings under the ABL Facility would have been at a 7.197% interest rate.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of September 30, 2024.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1
Amendment No. 4 to Term Loan Credit Agreement, dated as of August 29, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2024 and incorporated herein by reference).

10.2
Amendment No. 3 to Credit Agreement, dated as of August 29, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2024 and incorporated herein by reference).

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

NN, Inc.
(Registrant)

Date: October 30, 2024	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: October 30, 2024	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)