Form 10-K
period 2024-12-31
NN INC
filed 2025-03-06
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $86.8 million as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, computed using the closing price of the registrant’s common stock as quoted on the Nasdaq Stock Market LLC on that date of $3.00. Solely for purposes of making this calculation, shares of the registrant’s common stock held by named executive officers, directors and 5% or greater stockholders of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
As of February 14, 2025, there were 49,886,862 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement with respect to the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

NN, Inc.

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, Inc. (the “Company”), based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of pandemics, epidemics, disease outbreaks and other public health crises on our financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; material changes in the costs and availability of raw materials; economic, social, political and geopolitical instability, military conflict, currency fluctuation, and other risks of doing business outside of the United States; inflationary pressures and changes in the cost or availability of materials, supply chain shortages and disruptions, the availability of labor and labor disruptions along the supply chain; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures, as well as expansion of end markets and product offerings; our ability to hire or retain key personnel; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; our ability to secure, maintain or enforce patents or other appropriate protections for our intellectual property; new laws and governmental regulations; the impact of climate change on our operations; uncertainty of government policies and actions after recent U.S. elections in respect to global trade, tariffs and international trade agreements; and cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report and in any of the Company’s subsequent filings made with the Securities and Exchange Commission (the “SEC”). Any forward-looking statement speaks only as of the date of this Annual Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company. The Company qualifies all forward-looking statements by these cautionary statements.

PART I
Item 1.     Business
Introduction
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As used in this Annual Report, the terms the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries. As of December 31, 2024, we had 26 facilities in North America, South America, Europe, and China.
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
Power Solutions
Power Solutions is focused on growth in the electrical, general industrial, automotive, and medical end markets. Within this group we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal components, assemblies, and finished devices used in applications ranging from power control to transportation electrification. We manufacture a variety of products including electrical contacts, connectors, contact assemblies, and precision stampings for the electrical end market and high precision products for the aerospace and defense end market utilizing our extensive process technologies. Our medical business includes the production of a variety of tools and instruments for the orthopedics and medical/surgical end markets.
Competitive Strengths
High-precision manufacturing capabilities
We believe our ability to produce high-precision parts at high production volumes is among the best in the market. Our technology platform consists of high precision machining, progressive stamping, laser welding, material science, assembly, and design optimization. In-house tool design and process know-how create trade secrets that enable consistent production tolerances of less than one micron while producing millions of parts per day. Parts are manufactured to application-specific customer design and co-design standards that are developed for a specific use. The high-precision capabilities are part of our zero-defect design process, which seeks to eliminate variability and manufacturing defects throughout the entire product lifecycle. We believe our production capabilities provide a competitive advantage as few other manufacturers are capable of meeting tolerance demands at any volume level requested by our customers. As the need for tight-tolerance precision parts, subassemblies, and devices continues to increase, we believe that our production capabilities will place us at the forefront of the industry. We have differentiated ourselves among our competitors by providing customers engineered solutions and a broad reach and breadth of manufacturing capabilities. We believe it is for these reasons, and because of our proven ability to produce high-quality, precision parts and components on a cost-effective basis, that customers choose us to meet their manufacturing needs.
Differentiated, system-critical products
The tight-tolerance and high-quality nature of our precision products is specifically suited for use in the most demanding applications that require superior reliability. Our products are critical components to the operation and reliability of larger mechanical and electrical systems. Precision parts are difficult to manufacture and the high cost of failure motivates our customers to focus on quality. Our products are developed for specific uses within critical systems and are typically designed in conjunction with the system designer. Our parts are often qualified for, or specified in, customer designs, reducing the ability for customers to change suppliers.
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
Long-term blue-chip customer base
We maintain relationships with hundreds of customers around the world. Our customers are typically sophisticated, engineering-driven, mechanical and electrical systems manufacturers with long histories of product development and reputations for quality. We have no significant retail exposure, which limits volatility and provides enhanced sales visibility. Relationships with many of our largest customers, in terms of revenue, average more than ten years. We have significant exposure to emerging markets in Asia, South America, and Europe through these global customers as well as key local manufacturers. The diverse nature, size, and reach of our customer base provides resistance to localized market and geographic fluctuations and helps stabilize overall product demand.
Strategic global footprint
Our 26 facilities, on four continents, are strategically located to serve our customer base and provide local service and expertise. Our global footprint provides flexibility to locally supply identical products for global customers, reducing shipping time and expense, allowing us to match costs to revenue and to capitalize on industry localization trends. In total, we operate more than 1.7 million square feet of manufacturing space. North America constitutes the largest portion of our manufacturing operations with facilities in the U.S. and Mexico which are strategically located to serve major customers in those markets. Our foreign facilities are located in regional manufacturing hubs in France, Poland, China, and Brazil, and primarily serve global customers in those markets. We believe that the Chinese and South American facilities have significant growth potential as local customer bases expand and the markets for high-precision products grow in those regions.
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
Customers
Our products are supplied primarily to manufacturers for use in a broad range of industrial applications, including automotive; electrical; agricultural; construction; residential devices and equipment; aerospace and defense; medical; heating, ventilation, and air conditioning; and fluid power and diesel engines. Sales to each of our top ten customers are made to multiple customer locations and divisions throughout the world. In 2024, our top ten customers accounted for approximately 51% of our net sales. In 2024, 64% of our products were sold to customers in North America, 17% to customers in Asia, 10% to customers in South America, and 9% to customers in Europe.
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
Throughout our business, we foster an ethical, safe, and supportive workplace where our employees thrive. We believe an inclusive workplace results in business growth and encourages increased innovation, retention of talent, and a more engaged workforce. Respect for human rights is fundamental to our business and our commitment to ethical business conduct, as is embodied by our Human Rights Policy, which sets forth our expectations related to workplace discrimination; workplace conditions; and freedom of association.
Headcount
As of December 31, 2024, we employed approximately 2,600 full and part-time employees and 300 temporary workers, which includes approximately 1,000 employees in the U.S. and 1,900 employees in other countries employed by our international subsidiaries. Of our total employment, approximately 12% are management/staff employees and 88% are production employees. Our employees in the France, Brazil, and Mexico City plants are subject to labor council relationships that vary due to the diverse countries in which we operate. We believe we have a good working relationship with our employees and the labor council that represent them.
Compensation, Benefits, and Employee Health and Safety
Our compensation programs are based on a strong alignment between pay and performance, and are designed to reward both financial and operational successes and support actions that drive stockholder value creation at all organizational levels. We use a combination of programs (which vary by geography and level) to attract and retain our employees, including annual performance bonuses, periodic gainsharing bonuses, and equity awards.
We also provide our employees and their families access to a range of benefits, including health insurance benefits, employer-paid life and disability insurance, health savings and flexible spending accounts, 401(k) match, vacation and paid time off, wellness offerings, education assistance, and an employee assistance program.
The health and safety of our employees and anyone who conducts business on our behalf is very important to us. Our commitment to safety starts at the top levels of our organization. We believe a safe and secure workplace is fundamental to our success. We are also committed to engaging our employees to continually improve health and safety by acting upon opportunities to reduce risk and improve our safety and health performance. In addition, we offer training programs on a regular basis. We maintain comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to work-place injuries.
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
Raw Materials
Mobile Solutions
Mobile Solutions produces products from a wide variety of metals in various forms from various sources located in North America, Europe, South America, and Asia.  Basic types include hot rolled steel, cold rolled steel (both carbon and alloy), stainless steel, steel alloys, copper alloys, extruded aluminum, die cast aluminum, aluminum alloy bar, gray and ductile iron castings, hot and cold forgings, titanium alloys, plastics, and mechanical tubing. Some material is purchased directly under contracts, some is consigned by the customer, and some is purchased directly from the steel mills.
Power Solutions
Power Solutions uses a wide variety of metals in various forms, including precious metals like gold, silver, palladium, and platinum, as well as copper, copper alloys, brass, brass alloys, and plastics.  Through our diverse network of suppliers, we minimize supplier concentration risk and provide a stable supply of raw materials at competitive pricing.  This group also procures metal stampings from several domestic and foreign suppliers. Power Solutions bases purchase decisions on quality, service and price.  Generally, we do not enter into long term supply contracts with our suppliers or commit to maintain minimum monthly purchases of materials.  However, we carefully manage raw material price volatility, particularly with respect to precious metals, through the use of consignment agreements, which allow us to buy the precious metals on the same day customer shipments are priced, thereby minimizing risk of price changes from procurement to product shipment.
Supply and Cost Pressures
In each of our segments, we at times have been affected by upward price pressure on the raw materials we purchase due to changes in commodity pricing. In general, we pass through material cost fluctuations to our customers in the form of changes in selling price. Most of the raw materials we use are purchased from various suppliers and are typically available from numerous sources, some of which are located in China and Europe. Supply chain disruptions, resulting in supply shortages and higher shipping charges, have impacted our suppliers and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining raw materials and key components. We continue to monitor impacts on our supply chain in order to maintain regular and timely supply of raw materials to our business segments.
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
In May 2022, we released our inaugural Sustainability Report which established our global sustainability strategy. We conducted a comprehensive environmental, social and governance (“ESG”) materiality assessment to identify our most significant economic, environmental and social impacts. The material ESG topics identified during this process enable our organization to prioritize our investments and actions and provide meaningful disclosures. We continue to strengthen our focus towards providing meaningful disclosures through our sustainability reports (collectively, “ESG Reports”), which we publish on a periodic basis. Our ESG Reports identify specific actions that we have taken, and will continue to take, to address our ESG priorities. The information provided in our ESG Reports, as well as on our website, is not part of this Annual Report, and is therefore not incorporated by reference into this Annual Report or other filings with the SEC.
Information about our Executive Officers
The following table lists our executive officers as of February 14, 2025:

Name	Age	Position
Harold C. Bevis	65	President, Chief Executive Officer and Director
Christopher H. Bohnert	58	Senior Vice President and Chief Financial Officer
Timothy M. French	61	Senior Vice President and Chief Operating Officer
D. Gail Nixon	54	Senior Vice President and Chief Human Resources Officer
Jami A. Statham	44	Senior Vice President, General Counsel and Corporate Secretary
Harold C. Bevis has served the Company as President, Chief Executive Officer and Director since May 2023. Prior to joining the Company, Mr. Bevis served as President and Chief Executive Officer of Commercial Vehicle Group, Inc. (“CVGI”), from

March 2020 to May 2023, and as a Director from June 2014 to May 2023. Mr. Bevis served as Chief Executive Officer of Boxlight Corporation from January 2020 to March 2020 and as a Director from March 2018 to March 2020. Previously, Mr. Bevis served as President of OmniMax International from October 2017 to February 2019 and President, Chief Executive Officer and Director of Xerium Technologies, Inc. from August 2012 to April 2017.
Christopher H. Bohnert was appointed Senior Vice President and Chief Financial Officer in June 2024. Prior to joining the Company, Mr. Bohnert served as advisor to the CEO and CFO at CVGI from September 2022 to June 2024 and as Chief Financial Officer of CVGI from October 2020 to September 2022. Previously, Mr. Bohnert served as Chief Accounting Officer at Calumet Specialty Products Partners, L.P. from October 2017 to August 2019 and as Chief Financial Officer of its Finished Lubricants & Chemicals business from August 2019 through October 2020.
Timothy M. French has served the Company as Senior Vice President and Chief Operating Officer since August 2023. Prior to joining the Company, Mr. French was President of Synergein Solutions Limited, which provides executive and C-suite level interim management and consulting services to manufacturing companies, from September 2018 to August 2023. Previously, Mr. French served as Chief Operating Officer at ProAmpac, a leading global flexible packaging company, from 2010 to 2018.
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
Jami A. Statham was appointed Senior Vice President, General Counsel and Corporate Secretary in July 2024. Prior to joining the Company, Ms. Statham served as Executive Director, Deputy General Counsel for Nexteer Automotive Corporation from July 2022 to July 2024, and as Assistant General Counsel from June 2019 to July 2022. Previously, she served as Senior Legal Counsel at Autoneum North America, Inc. from March 2017 to May 2019.
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
During 2024, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 51% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.
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
We obtain a substantial portion of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations, and sell to a large number of international customers. During the year ended December 31, 2024, sales to customers located outside of the U.S. accounted for 43% of our consolidated net sales. As a result of doing business internationally, we face risks associated with the following:
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
•compliance with respect to anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights and other laws;
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
In addition, we could be adversely affected by violations of the Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws, as well as export controls, which may include International Traffic in Arms Regulation and Export Administration Regulations, and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from the improper acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.
The prices we pay for raw materials used in our products may be impacted by tariffs. The tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 resulted in increased metals prices in the United States. With respect to taxes, trade policies and tariffs there is uncertainty as the political landscape changes due to the recent U.S. presidential and congressional elections. Changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods among other possible changes, which could strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. Any widespread imposition of new or increased tariffs could increase the cost of, and reduce the demand for, our products, as well as result in increased inflationary pressure, any of which could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows. We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed.
In addition, an open conflict or war across any region could affect our ability to obtain raw materials. The military conflicts (including the ongoing war between Russia and Ukraine and conflict in the Middle East), and related sanctions, export controls or other actions that may be initiated by nations could adversely affect our business and our supply chain or our business partners or customers in other countries. If we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could have a material adverse effect on our business and our results of operations.
Quality problems with our products could harm our reputation, erode our competitive advantage and could result in a product recall.
Quality is important to us and our customers, and our products and solutions are held to high quality and performance standards. In the event our products and solutions fail to meet these standards, our reputation could be harmed, which could damage our competitive advantage, causing us to lose customers and resulting in lower revenues.
The majority of our products are components of our customers’ products that are used in critical industrial applications. A failure of our components could lead to a product recall. If a recall were to happen as a result of our components failing, we could bear a substantial part of the cost of correction. In addition to the cost of fixing the parts affected by the component, a recall could result in the loss of a portion of or all of the customer’s business and damage our reputation. A successful product recall claim requiring that we bear a substantial part of the cost of correction, or the loss of a key customer could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.
Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.
In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers' timing, performance and quality standards. Additionally, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new products. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.
We face the challenge of accurately aligning our capacity with our demand.
We face periods when demand fluctuates significantly higher or lower than our normal operating levels, including variability driven by supply chain inconsistency. Accurately forecasting our expected volumes and appropriately adjusting our capacity are important factors in determining our results of operations and cash flows. We manage our capacity by adjusting our manufacturing workforce, capital expenditures and purchases from suppliers. In periods of weak demand, we may face under-utilized capacity and un-recovered overhead costs, while in periods of strong demand we may experience unplanned costs and could fail to meet customer demand. We cannot guarantee that we will be able to adequately adjust our manufacturing capacity in response to significant changes in customer demand, which could harm our business. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We rely on proprietary and third-party information technology systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personally identifiable information of our employees in connection with providing business services to us, including, but not limited to, web hosting, accounting, payroll and benefit services. The protection of the information technology systems on which we rely is critically important to us. We take steps, and generally require third-party service providers to take steps, to protect the security of the information maintained in our and our service providers’ information technology systems, including the use of systems, software, tools, and monitoring to provide security for processing, transmitting, and storing of the information. Despite our security measures and business continuity plans, we face risks associated with security breaches or disruptions to the information technology systems on which we rely, which could result from, among other incidents, attacks by hackers, computer viruses, malware (including “ransomware”), phishing attacks or breaches due to errors or malfeasance by employees, contractors, and others who have access to these systems. Our third-party service providers could also be the source of a cybersecurity attack on, or breach of, our information technology systems. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict.
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
U.S. and foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by governmental authorities in the future. Penalties for a company’s non-compliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us.
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
The principal amount outstanding under our term loan facility (the “Term Loan Facility”) as of December 31, 2024, was $114.4 million, and based on the interest rate then in effect, annual cash interest payments would be approximately $13.0 million, with an additional $1.1 million accrued as paid-in-kind interest. In addition, we have $15.0 million available for future borrowings under our asset backed credit facility (the “ABL Facility”). Our debt obligations could have important consequences, including:
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
Approximately 31% of our revenues are denominated in foreign currencies, which may result in additional risk of fluctuating currency values and exchange rates and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. In 2024, the U.S. dollar strengthened against foreign currencies which unfavorably affected our revenue by $3.5 million. In contrast, a weakening of the U.S. dollar may beneficially affect our business, prospects, financial condition, results of operations, or cash flows.
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
We may not realize all of the anticipated benefits from any future strategic portfolio acquisition, or those benefits may take longer to realize than expected.
We either may not realize all of the anticipated benefits from any future strategic portfolio acquisition, or it may take longer to realize such benefits. Achieving those benefits depends on the timely, efficient, and successful execution of a number of post-acquisition events, including integrating the acquired businesses into our existing businesses. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude the realization of the full anticipated benefits. The difficulties of combining the operations of acquired companies include, among others:
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
Changes in U.S. or foreign tax laws could have a material adverse effect on our business, cash flow, results of operations, and financial condition.
The U.S. and foreign tax laws and regulations, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form changes to the applicable tax laws applicable to us may be enacted. Changes in tax laws, tax rulings, or interpretations of existing laws could materially affect our business, cash flow, results of operations, and financial condition.
Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.
More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve and the FDIC jointly confirmed that depositors at Silicon Valley Bank and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. Although we do not have any funds deposited with SVB or Signature Bank, we currently have our cash and cash equivalents held in deposit in accounts at certain FDIC-insured financial institutions, some of which include amounts in excess of the insurance coverage offered by the FDIC. In the future, we may maintain our cash and cash equivalents at financial institutions in the United States in amounts that may be in excess of the FDIC insurance limit of $250,000. Though to date, we have experienced no loss or lack of access to cash in our operating accounts, in the event of a failure of any of these financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.
There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or modify our business plans.
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
Cybersecurity Risk Management and Strategy
We employ a multi-layered approach to protect our information systems from cybersecurity threats. We have around the clock security operations center coverage that uses an industry leading security information and event management tool to aggregate and analyze data and provide immediate alerts of potential breaches. All hardware within our information systems run an industry-standard anti-virus solution, and we have an established patching program in place to keep security updates current. Penetration testing is conducted by an outside party on a continual basis, resulting in rapid discovery and remediation of potential weaknesses. To ensure employee compliance with our processes, we require yearly cybersecurity training and conduct phish testing, including simulated phishing attempts, multiple times per month. Additional training is assigned to employees as deemed necessary to reduce the risk of cybersecurity threats. In case of a cybersecurity incident, we maintain a cybersecurity insurance policy to reduce any direct costs that could be incurred.
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
Item 2.     Properties
As of December 31, 2024, we owned or leased 26 facilities in a total of six countries, which includes a manufacturing facility owned by the JV in China. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions. Our plants generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. The following table lists the current locations of our facilities by segment.
Mobile Solutions Group

Location	General Character	Country	Owned or Leased
Campinas, Brazil	Office	Brazil	Leased
Dowagiac, Michigan (1)	Plant	U.S.A.	Owned
Juarez, Mexico (1)	Plant	Mexico	Leased
Kamienna Gora, Poland	Plant	Poland	Owned
Kentwood, Michigan	Plant 1	U.S.A.	Leased
Kentwood, Michigan	Plant 2	U.S.A.	Leased
Kentwood, Michigan	Plant 3, Warehouse	U.S.A.	Leased
Kentwood, Michigan	Office	U.S.A.	Owned
Marnaz, France	Plant	France	Owned
Marshall, Michigan	Plant 1	U.S.A.	Leased
Sao Joao da Boa Vista, Brazil	Plant 1	Brazil	Leased
Sao Joao da Boa Vista, Brazil	Plant 2	Brazil	Leased
Sao Joao da Boa Vista, Brazil	Plant 3	Brazil	Leased
Wellington, Ohio	Plant 1	U.S.A.	Leased
Wuxi, China	Plant	China	Leased
Power Solutions Group

Location	General Character	Country	Owned or Leased
Algonquin, Illinois	Plant	U.S.A.	Owned
Attleboro, Massachusetts	Plant 1	U.S.A.	Leased
Attleboro, Massachusetts	Plant 2	U.S.A.	Leased
Attleboro, Massachusetts	Plant 3	U.S.A.	Leased
Attleboro, Massachusetts	Office, Warehouse	U.S.A.	Leased
Foshan City, China	Plant	China	Leased
Mexico City, Mexico	Plant	Mexico	Owned
North Attleboro, Massachusetts	Plant	U.S.A.	Owned
Palmer, Massachusetts	Plant	U.S.A.	Leased
Joint Venture

Location	General Character	Country	Owned or Leased
Wuxi, China	Plant	China	Leased
Corporate

Location	General Character	Country	Owned or Leased
Charlotte, North Carolina	Office	U.S.A	Leased
(1)    Facilities that we plan to close during 2025.
Item 3.     Legal Proceedings
As disclosed in Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 12 relating to certain commitments and contingencies is incorporated herein by reference.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on Nasdaq under the trading symbol “NNBR.” As of February 11, 2025, there were 4,040 beneficial owners of record of our common stock.
The following graph and table compare the cumulative total shareholder return on our common stock with the cumulative total shareholder return of: (i) the Russell 2000® Index, which is a broad equity market index, and (ii) the S&P SmallCap 600® Industrials Index, which is a published industry index, for the period from December 31, 2019, to December 31, 2024. The following graph and table assume that a $100 investment was made at the close of trading on December 31, 2019. We cannot assure you that the performance of our common stock will continue in the future with the same or similar trend depicted on the graph.
Comparison of Five-Year Cumulative Total Return
(Performance results through December 31, 2024)

250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
NN, Inc.
Russell 2000
S&P SmallCap 600 Industrials

	2019	2020	2021	2022	2023	2024
NN, Inc.	$100.00	$71.02	$44.31	$16.21	$43.22	$35.33
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
S&P SmallCap 600 Industrials	$100.00	$111.97	$140.98	$127.72	$168.39	$197.28
Source: Zachs Investment Research, Inc.
The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and depend upon our profitability, financial condition, capital needs, credit agreement restrictions, future prospects, and other factors deemed relevant by the Board of Directors.
See Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information required by Item 201(d) of Regulation S-K.

Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
October 2024	3,689	$3.74	—	—
November 2024	—	—	—	—
December 2024	1,396	3.27	—	—
Total	5,085	$3.61	—	—
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
Item 6.    Reserved

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.  Historical operating results and percentage relationships among any amounts included in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period. Unless as otherwise noted indicated, all U.S. dollar amounts presented in tables are in thousands.
A detailed discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2023 compared to the year ended December 31, 2022 are not included herein and can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 12, 2024.
Overview and Management Focus
During 2024, the Company continued its enterprise transformation plan to grow sales, profits, free cash flow and shareholder value. The main tenets of the Company’s transformation plan are:
•Strengthening our team with new executive and functional leadership;
•Fixing unprofitable areas of the business;
•Advancing and strengthening profitability;
•Improving our balance sheet; and
•Accelerating sales growth.
We continue to execute our transformation plan through:
•Obtaining new business wins in targeted growth areas;
•Cost improvement plans and the rationalizing of our footprint;
•Improving underperforming plants;
•Achieving net cost-down through our continuous improvement program;
•Reduced leverage through improved operating performance and a strategic divestiture; and
•Lowering our cost of capital and improving our capital structure.
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
•Regulatory environment for U.S. public companies and manufacturing companies;
•Currency and exchange rate movements and trends;
•Interest rate levels and expectations; and
•Changes in tariff regulations.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the year ended December 31, 2024, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.

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
Footprint Optimization
We have taken specific steps to consolidate our footprint by identifying less profitable end markets and focusing our strategic growth initiatives in markets where we believe we will be able to maximize profitability. During the second half of 2024, we identified two manufacturing facilities to close due to volume rationalization which will reduce costs and improve operational efficiency. In January 2025, we ceased production activities at our Mobile Solutions plant in Juarez, Mexico. We plan to stop production activity at our Mobile Solutions plant in Dowagiac, Michigan by the end of the first quarter of 2025. Additionally, we continue to evaluate our global footprint, which may result in further consolidation actions to further improve our overall cost structure.
Sales Concentration
During the years ended December 31, 2024, 2023 and 2022, no single customer accounted for 10% or more of consolidated net sales.
Financial Data as a Percentage of Net Sales
The following table presents the percentage of our net sales represented by statement of operations line item.

	Years Ended December 31,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	85.0%	85.7%	84.4%
Selling, general, and administrative expense	10.7%	9.7%	10.0%
Depreciation and amortization	9.8%	9.4%	9.5%
Other operating expense (income), net	0.5%	(0.3)%	0.4%
Loss from operations	(5.9)%	(4.5)%	(4.2)%
Interest expense	4.8%	4.3%	3.0%
Loss on extinguishment of debt	0.1%	—%	—%
Other expense (income), net	(1.0)%	2.2%	(1.0)%
Loss before provision for income taxes and share of net income from joint venture	(9.8)%	(11.0)%	(6.2)%
Provision for income taxes	(0.5)%	(0.5)%	(0.3)%
Share of net income from joint venture	2.1%	1.2%	1.3%
Net loss	(8.2)%	(10.2)%	(5.2)%

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

	Years Ended December 31,
	2024	2023	$ Change
Net sales	$464,290	$489,270	$(24,980)
Cost of sales (exclusive of depreciation and amortization shown separately below)	394,812	419,175	(24,363)
Selling, general, and administrative expense	49,481	47,436	2,045
Depreciation and amortization	45,302	46,120	(818)
Other operating expense (income), net	2,243	(1,657)	3,900
Loss from operations	(27,548)	(21,804)	(5,744)
Interest expense	22,095	21,137	958
Loss on extinguishment of debt	349	—	349
Other expense (income), net	(4,558)	10,730	(15,288)
Loss before provision for income taxes and share of net income from joint venture	(45,434)	(53,671)	8,237
Provision for income taxes	(2,410)	(2,285)	(125)
Share of net income from joint venture	9,571	5,806	3,765
Net loss	$(38,273)	$(50,150)	$11,877
Net Sales. Net sales decreased by $25.0 million, or 5.1%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the sale of our Lubbock operations, customer settlements received in 2023, rationalized volume at plants undergoing turnarounds and unfavorable foreign exchange effects of $3.5 million. These decreases were partially offset by the net impact of contractual pass-through material pricing provisions.
Cost of Sales.  Cost of sales decreased by $24.4 million, or 5.8%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to lower sales volume and lower labor costs associated with facility closures.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense increased by $2.0 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to higher travel, stock compensation and severance expense, partially offset by lower salaries due to a reduction in headcount.
Other Operating Expense (Income), Net. Other operating expense (income), net changed unfavorably by $3.9 million primarily due to the impairment of machinery and equipment at a plant that will close in 2025, partially offset by increased sublease income earned on closed facilities and gains on sale of property, plant and equipment.
Interest Expense.  Interest expense increased by $1.0 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a decrease in the gain recognized on interest rate swap and an increase in the amortization of debt issuance costs. These were partially offset by lower interest rates and lower outstanding balances.

	Years Ended December 31,
	2024	2023
Interest on debt	$21,320	$21,638
Gain recognized on interest rate swap	(1,048)	(1,815)
Amortization of debt issuance costs and discount	2,288	1,941
Capitalized interest	(1,191)	(1,330)
Other	726	703
Total interest expense	$22,095	$21,137
Other Expense (Income), Net. Other expense (income), net changed favorably by $15.3 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the $7.2 million gain on sale of the Lubbock operations and a $10.8 million decrease in noncash derivative mark-to-market losses, partially offset by unfavorable foreign exchange effects associated with intercompany borrowings.
Provision for Income Taxes. Our effective tax rate was (5.3)% for the year ended December 31, 2024, compared to (4.3)% for the year ended December 31, 2023. Our effective tax rate for the years ended December 31, 2024 and 2023 were unfavorably impacted by the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. The effective tax rate for the years ended December 31, 2024 and

2023 were favorably impacted by the recording of interest income on the Company’s federal income tax refund requested as a result of the Coronavirus Aid, Relief, and Economic Security Act, as well as the recording of a benefit of a state refund claim.
Share of Net Income from Joint Venture. Share of net income from the joint venture increased by $3.8 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to higher sales and increased margin partially offset by higher fixed costs, depreciation and income taxes. The joint venture, in which we own a 49% investment, recognized net sales of $130.8 million and $109.6 million for the years ended December 31, 2024 and 2023, respectively.
Results by Segment
MOBILE SOLUTIONS

	Year Ended December 31,
	2024	2023	$ Change
Net sales	$283,944	$303,335	$(19,391)
Loss from operations	$(18,078)	$(11,749)	$(6,329)
Net sales decreased by $19.4 million, or 6.4%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due rationalized volume at plants undergoing turnarounds, contractual reduction in customer pass-through material pricing, a customer settlement received in 2023 and unfavorable foreign exchange effects of $3.3 million.
Loss from operations changed unfavorably by $6.3 million during the year ended December 31, 2024 compared to the prior year, primarily due to the impairment of machinery and equipment at a plant that will close in 2025. The change was also impacted by higher depreciation expense and selling, general and administrative costs.
POWER SOLUTIONS

	Year Ended December 31,
	2024	2023	$ Change
Net sales	$180,545	$185,948	$(5,403)
Income from operations	$13,111	$11,096	$2,015
Net sales decreased by $5.4 million, or 2.9%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the sale of our Lubbock operations, premium pricing received on a certain customer project during the first quarter of 2023 and unfavorable foreign exchange effects of $0.2 million. These decreases were partially offset by higher precious metals pass-through pricing.
Income from operations increased by $2.0 million during the year ended December 31, 2024 compared to the same period in the prior year, primarily due to an increase in sublease income earned on closed facilities and lower depreciation and amortization expense due to sold or fully utilized assets.
Changes in Financial Condition from December 31, 2023 to December 31, 2024
Overview
From December 31, 2023 to December 31, 2024, total assets decreased by $54.0 million primarily due to decreases in property, plant and equipment and intangible assets due to depreciation and amortization as well as the impairment of machinery and equipment at a plant that will close in 2025. Additionally, accounts receivable, inventory and property, plant and equipment decreased due to the sale of our Lubbock operations during the year. These decreases were partially offset by increases in our investment in a joint venture.
From December 31, 2023 to December 31, 2024, total liabilities decreased by $19.2 million, primarily due to a decrease in accounts payable, a decrease in other non-current liabilities due to the exercise of warrants in 2024 and a reduction in long-term debt due to the partial pay down of the outstanding balance with proceeds from the sale of our Lubbock operations. These decreases were partially offset by an increase in accrued salaries, wages and benefits.
Working capital, which consists of current assets less current liabilities, was $83.7 million as of December 31, 2024, compared to $100.9 million as of December 31, 2023. The decrease in working capital was primarily due to decreases in accounts receivable and inventory, and an increase in accrued salaries, wages and benefits. These were partially offset by a decrease in accounts payable.
Cash Flows
Cash provided by operations was $11.1 million for the year ended December 31, 2024, compared with $29.3 million for the year ended December 31, 2023. The decline was due to decreases in accounts receivable and inventory during 2023 compared with a decrease in accounts payable during 2024. These declines were partially offset by a larger dividend received from the JV in 2024.
Cash used in investing activities was $1.0 million for the year ended December 31, 2024, compared with cash used in investing activities of $17.6 million for the year ended December 31, 2023. The favorable change is primarily due to the $17.0 million received for the sale of the Lubbock operations during 2024.
Cash used in financing activities increased by $10.4 million during the year ended December 31, 2024 compared to the same period in 2023, primarily due to higher repayments of long-term debt and debt issuance costs in 2024, partially offset by proceeds from the sale-leaseback transactions in 2024 and proceeds from international loans in 2023.
Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of December 31, 2024, was $114.4 million, without regard to unamortized debt issuance costs and discount. As of December 31, 2024, we had $5.4 million outstanding borrowings under the ABL Facility and $15.0 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $10.4 million of outstanding letters of credit at December 31, 2024, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. Outstanding borrowings under the Term Loan Facility bear interest at either: 1) one-month, three-month, or six-month Adjusted Term SOFR, subject to a 1.00% floor, plus an applicable margin of 6.875%; or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning with the second quarter of 2023, interest was increased on a paid-in-kind basis at a rate between 1.00% and 2.00%, dependent on our net leverage ratio, for the most recently reported fiscal quarter and subject to reduction upon the occurrence of certain conditions as set forth in the credit agreement governing the Term Loan Facility. Based on the interest rate in effect at December 31, 2024, annual cash interest payments would be approximately $13.0 million, with an additional $1.1 million accrued as paid-in-kind interest.
The ABL Facility bears interest on a variable borrowing rate based on either: 1) the one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10% (“Term SOFR Rate”); or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.0%, depending on the benchmark. We pay a commitment fee of 0.25% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of December 31, 2024. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
Sale Leaseback Transactions
During the year ended December 31, 2024, we entered into several sale-leaseback transactions. We received $16.9 million from the sale and leaseback of three properties, with the net proceeds used to repay a portion of the outstanding borrowings under the Term Loan Facility. The effective interest rate of 9.715% on this transaction, which terminates in 2044, was lower than the borrowings on the Term Loan Facility. In addition, we received $8.3 million from the sale and leaseback of equipment, with $3.4 million of the net proceeds used to repay a portion of the outstanding borrowings under the Term Loan Facility and the balance used for ongoing operational investments
Accounts Receivable Sales Programs
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
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act. Including interest accrued on the initial refund amount, we have a $12.3 million tax refund receivable at December 31, 2024, which is in the process of IRS review. The timing of the receipt of the refund is expected in the first half of 2025.

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
The calculation of tax assets, liabilities, and expenses under U.S. GAAP is largely dependent on management judgment of the current and future deductibility and utilization of taxable expenses and benefits using a more likely than not threshold. Specifically, the realization of deferred tax assets and the certainty of tax positions taken are largely dependent upon management weighting the current positive and negative evidence for recording tax benefits and expenses. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future earnings growth. We have recorded a U.S. deferred tax liability for foreign earnings which are not indefinitely reinvested.  We treat global intangible low-taxed income (“GILTI”) as a periodic charge in the year in which it arises and therefore do not record deferred taxes for basis differences associated with GILTI.
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
At December 31, 2024, we had $114.4 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.1 million on an annualized basis.
At December 31, 2024, based on a one-month Term SOFR Rate, the interest rate on outstanding borrowings under the ABL Facility was 5.94%.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of December 31, 2024.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NN, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NN, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 5, 2025 expressed an unqualified opinion on those financial statements.
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
March 5, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NN, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NN, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2025 expressed an unqualified opinion.
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
Charlotte, North Carolina
March 5, 2025

NN, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net sales	$464,290	$489,270	$498,738
Cost of sales (exclusive of depreciation and amortization shown separately below)	394,812	419,175	421,105
Selling, general, and administrative expense	49,481	47,436	49,635
Depreciation and amortization	45,302	46,120	47,231
Other operating expense (income), net	2,243	(1,657)	1,859
Loss from operations	(27,548)	(21,804)	(21,092)
Interest expense	22,095	21,137	15,041
Loss on extinguishment of debt	349	—	—
Other expense (income), net	(4,558)	10,730	(5,064)
Loss before provision for income taxes and share of net income from joint venture	(45,434)	(53,671)	(31,069)
Provision for income taxes	(2,410)	(2,285)	(1,621)
Share of net income from joint venture	9,571	5,806	6,592
Net loss	$(38,273)	$(50,150)	$(26,098)
Other comprehensive loss:
Foreign currency translation gain (loss)	$(9,405)	$1,410	$(8,156)
Interest rate swap:
Change in fair value, net of tax	—	(230)	3,358
Reclassification adjustments included in net loss, net of tax	(1,007)	(1,815)	(420)
Other comprehensive loss	$(10,412)	$(635)	$(5,218)
Comprehensive loss	$(48,685)	$(50,785)	$(31,316)

Basic and diluted net loss per common share	$(1.11)	$(1.35)	$(0.83)
Shares used to calculate basic and diluted net loss per share	48,653	46,738	44,680

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$18,128	$21,903
Accounts receivable, net	61,549	65,545
Inventories	61,877	71,563
Income tax receivable	12,634	11,885
Prepaid assets	2,855	2,464
Other current assets	10,519	9,194
Total current assets	167,562	182,554
Property, plant and equipment, net	162,034	185,812
Operating lease right-of-use assets	39,317	43,357
Intangible assets, net	44,410	58,724
Investment in joint venture	34,971	32,701
Deferred tax assets	1,329	734
Other non-current assets	7,270	7,003
Total assets	$456,893	$510,885
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,879	$45,480
Accrued salaries, wages and benefits	19,915	15,464
Income tax payable	659	524
Short-term debt and current maturities of long-term debt	5,039	3,910
Current portion of operating lease liabilities	6,038	5,735
Other current liabilities	13,382	10,506
Total current liabilities	83,912	81,619
Deferred tax liabilities	4,969	4,988
Long-term debt, net of current maturities	143,591	149,369
Operating lease liabilities, net of current portion	42,291	47,281
Other non-current liabilities	14,111	24,827
Total liabilities	288,874	308,084
Commitments and contingencies (Note 12)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at December 31, 2024 and 2023, respectively	93,497	77,799
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 49,908 and 47,269 shares issued and outstanding at December 31, 2024 and 2023, respectively	499	473
Additional paid-in capital	455,811	457,632
Accumulated deficit	(333,621)	(295,348)
Accumulated other comprehensive loss	(48,167)	(37,755)
Total stockholders’ equity	74,522	125,002
Total liabilities, preferred stock, and stockholders’ equity	$456,893	$510,885

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net loss	$(38,273)	$(50,150)	$(26,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,302	46,120	47,231
Amortization of debt issuance costs and discount	2,288	1,941	1,361
Paid-in-kind interest	2,677	2,239	—
Impairments of property, plant and equipment	6,546	—	—
Loss on extinguishment of debt	349	—	—
Total derivative loss (gain), net of cash settlements	(1,036)	11,933	(5,265)
Share of net income from joint venture, net of cash dividends received	(3,311)	(1,868)	(347)
Gain on sale of business	(7,154)	—	—
Share-based compensation expense	3,140	2,821	4,377
Deferred income taxes	(690)	(1,273)	(1,814)
Other	(1,074)	(785)	(3,207)
Changes in operating assets and liabilities:
Accounts receivable	(2,839)	9,087	(4,920)
Inventories	4,210	9,997	(6,672)
Other operating assets	(1,558)	(5,041)	(1,825)
Income taxes receivable and payable, net	(662)	(89)	(1,457)
Accounts payable	(3,894)	1,142	8,619
Other operating liabilities	7,049	3,270	(2,266)
Net cash provided by operating activities	11,070	29,344	7,717
Cash flows from investing activities
Acquisition of property, plant and equipment	(18,314)	(20,496)	(17,952)
Proceeds from sale of property, plant, and equipment	306	2,898	460
Proceeds received from sale of business	17,000	—	—
Net cash used in investing activities	(1,008)	(17,598)	(17,492)
Cash flows from financing activities
Proceeds from long-term debt	63,400	61,000	46,000
Repayments of long-term debt	(96,031)	(65,395)	(47,958)
Cash paid for debt issuance costs	(2,011)	(169)	(136)
Proceeds from sale-leaseback of equipment	8,324	—	—
Proceeds from sale-leaseback of land and buildings	16,863	—	—
Repayments of financing obligations	(781)	—	—
Proceeds from short-term debt	—	3,648	—
Other	(3,009)	(1,967)	(3,092)
Net cash used in financing activities	(13,245)	(2,883)	(5,186)
Effect of exchange rate changes on cash flows	(592)	232	(887)
Net change in cash and cash equivalents	(3,775)	9,095	(15,848)
Cash and cash equivalents at beginning of year	21,903	12,808	28,656
Cash and cash equivalents at end of year	$18,128	$21,903	$12,808

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Supplemental schedule of non-cash investing activities:
Non-cash additions to property, plant and equipment	$3,119	$2,743	$1,266
Non-cash additions to debt issuance costs	—	2,712	—
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$17,988	$15,272	$13,344
Cash paid for income taxes	3,906	3,083	4,739

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
(in thousands)	Number of shares	Par value				Total
Balance as of December 31, 2021	43,027	$430	$474,757	$(219,100)	$(31,902)	$224,185
Net loss	—	—	—	(26,098)	—	(26,098)
Dividends accrued for preferred stock	—	—	(10,894)		—	(10,894)
Shares issued under stock incentive plans, net of forfeitures	860	9	(9)	—	—	—
Share-based compensation expense	—	—	4,377	—	—	4,377
Restricted shares surrendered for tax withholdings under stock incentive plans	(31)	—	(88)	—	—	(88)
Other comprehensive loss	—	—	—	—	(5,218)	(5,218)
Balance as of December 31, 2022	43,856	$439	$468,143	$(245,198)	$(37,120)	$186,264
Net loss	—	—	—	(50,150)	—	(50,150)
Dividends accrued for preferred stock	—	—	(13,098)	—	—	(13,098)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	3,561	36	(57)	—	—	(21)
Share-based compensation expense	—	—	2,821	—	—	2,821
Restricted shares surrendered for tax withholdings under stock incentive plans	(148)	(2)	(177)	—	—	(179)
Other comprehensive loss	—	—	—	—	(635)	(635)
Balance as of December 31, 2023	47,269	$473	$457,632	$(295,348)	$(37,755)	$125,002
Net loss	—	—	—	(38,273)	—	(38,273)
Dividends accrued for preferred stock	—	—	(15,698)	—	—	(15,698)
Shares issued for warrants exercised	2,395	24	11,352			11,376
Shares issued under stock incentive plans, net of forfeitures	401	4	(4)	—	—	—
Share-based compensation expense	—	—	3,140	—	—	3,140
Restricted shares surrendered for tax withholdings under stock incentive plans	(157)	(2)	(611)	—	—	(613)
Other comprehensive loss	—	—	—	—	(10,412)	(10,412)
Balance as of December 31, 2024	49,908	$499	$455,811	$(333,621)	$(48,167)	$74,522

See Notes to Consolidated Financial Statements.

NN, Inc.
Notes to Consolidated Financial Statements
Note 1. Significant Accounting Policies
Nature of Business
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As of December 31, 2024, we had 26 facilities in North America, South America, Europe, and China. As used in the Notes to Consolidated Financial Statements, the terms the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain prior period amounts have been reclassified to conform to the current year’s presentation. Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Consolidated Financial Statements are in thousands.
Principles of Consolidation
Our consolidated financial statements include the accounts of NN, Inc., and its wholly owned subsidiaries. We own a 49% investment in a joint venture (the “JV”) which we account for using the equity method (see Note 8). All intercompany transactions and balances have been eliminated in consolidation.
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
Accounting Standards Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 832): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosures related to reportable segments, including significant segment expenses and other segment items. ASU 2023-07 also permits entities to disclose more than one measure of a segment’s profit or loss and requires quarterly disclosure of certain information that is now only required annually. We have adopted ASU 2023-07 for the year ended December 31, 2024 on a retrospective basis, and will present the required interim disclosures beginning with our March 31, 2025 Form 10-Q.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires additional annual income tax disclosures. These include a tabular rate reconciliation comprised of eight specific categories, the disaggregation of income taxes paid between federal, state, and foreign jurisdictions, and to disaggregate income from continuing operations before income tax expense and income tax expense from continuing operations between domestic and foreign. ASU 2023-09 eliminates the disclosure of the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made. ASU 2023-09 is effective for fiscal years beginning on or after December 15, 2024, with early adoption permitted, and can be applied on a prospective or retrospective basis. We plan to adopt ASU 2023-09 in our Form 10-K for the year ended December 31, 2025 and are in the process of assessing the impact on our disclosures.
In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disaggregated disclosures of certain categories of expenses that are included in income statement line items. ASU 2024-03 is effective for fiscal years beginning on or after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Companies may early adopt and can apply the guidance prospectively or retrospectively. The Company has not yet determined the potential impact of adopting this standard.
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. We maintain cash balances in transaction accounts with various financial institutions that are insured by the Federal Deposit Insurance Corporation. Although we maintain balances that exceed the federally insured limit, we have not experienced any losses related to these balances, and we believe credit risk to be minimal. We had $9.0 million and $13.5 million in cash and cash equivalents as of December 31, 2024 and 2023, respectively, held at foreign financial institutions.

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
We recognize short-term leases, which have a term of twelve months or less, on a straight-line basis and do not record a related lease asset or liability for such leases. Finance lease ROU assets consist primarily of equipment used in the manufacturing process with terms of two years to eight years. Operating lease ROU assets consist of the following:
•Equipment used in the manufacturing process as well as office equipment with terms of five years; and
•Manufacturing plants and office facilities with terms of four years to 20 years.
We sublease certain leased buildings or portions of leased buildings when no longer needed for our current operational needs. Since we retain the obligation to the lessor, the underlying leases continue to be accounted for as operating leases. Sublease income is recognized on a straight-line basis over the lease term and is recognized in the “Other operating expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Revenue Recognition
We generally transfer control and recognize revenue when we ship the product from our manufacturing facilities to our customer at a point in time, as this is when our customer obtains the ability to direct use of, and obtain substantially all of the remaining benefits from, the product. In limited circumstances, we recognize revenue over time as services are rendered. We have elected to recognize the cost for freight and shipping when control over products has transferred to the customer as a component of cost of sales.
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
Foreign Currency Translation
Assets and liabilities of our foreign subsidiaries are translated at current exchange rates. Revenue, costs, and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income (loss) and accumulated other comprehensive income (loss) within stockholders’ equity. Transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at the current exchange rate at the date of the transaction. The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated. Transaction gains or losses are recognized as incurred in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2024, 2023, and 2022, transaction gains (losses) were $(1.3) million, $0.3 million, and $0.2 million, respectively.
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
Government Assistance
For the year ended December 31, 2024, we received $1.0 million in grants and other programs from various governments outside of the U.S. These amounts were received as rent abatements and incentives for capital expenditures in specific locations. Amounts received were recognized as reductions to the underlying expense or capital assets.
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

These divisions are considered our two operating segments as each has engaged in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker (“CODM”) reviews discrete financial information for purposes of allocating resources and assessing performance. The CODM, who is our President and Chief Executive Officer, uses segment operating income (loss) to evaluate the performance of our segments each quarter and for annual forecasting purposes. Operating income (loss) is used to make key operating decisions, such as the amount and timing of capital expenditures, plant optimization actions, and allocation of management resources. In addition to our two reportable segments, we report a Corporate category which includes corporate costs and unallocated expenses.
The following tables reconcile segment revenues to consolidated loss before provision for income taxes and share of net income from joint venture.

Year Ended December 31, 2024	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$283,944	$180,545	(199)	$464,290
Cost of sales	251,847	143,197	(232)	394,812
Selling, general, and administrative expense	14,672	12,987	21,822	49,481
Depreciation expense	26,027	3,994	1,558	31,579
Other segment items (1)	9,476	7,256	(766)	15,966
Segment operating income (loss)	$(18,078)	$13,111	$(22,581)	$(27,548)
Interest expense				22,095
Loss on extinguishment of debt				349
Other income, net				(4,558)
Loss before provision for income taxes and share of net income from joint venture				$(45,434)

Year Ended December 31, 2023	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$303,335	$185,948	(13)	$489,270
Cost of sales	271,110	148,096	(31)	419,175
Selling, general, and administrative expense	14,471	13,104	19,861	47,436
Depreciation expense	25,803	4,504	1,646	31,953
Other segment items (1)	3,700	9,148	(338)	12,510
Segment operating income (loss)	$(11,749)	$11,096	$(21,151)	$(21,804)
Interest expense				21,137
Other expense, net				10,730
Loss before provision for income taxes and share of net income from joint venture				$(53,671)

Year Ended December 31, 2022	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$293,536	$205,204	(2)	$498,738
Cost of sales	253,906	167,206	(7)	421,105
Selling, general, and administrative expense	13,559	15,147	20,929	49,635
Depreciation expense	24,839	5,009	1,556	31,404
Other segment items (1)	3,397	14,306	(17)	17,686
Income (loss) from operations	$(2,165)	$3,536	$(22,463)	$(21,092)
Interest expense				15,041
Other income, net				(5,064)
Loss before provision for income taxes and share of net income from joint venture				$(31,069)
_______________________________
(1)    Other segment items includes amortization expense and other operating expenses and income.

The following table presents capital expenditures and depreciation and amortization by reportable segment.

	Year Ended December 31,
	2024	2023	2022
Capital expenditures:
Mobile Solutions	$13,438	$15,387	$14,590
Power Solutions	3,252	3,643	2,401
Corporate	1,624	1,466	961
Total	$18,314	$20,496	$17,952
Depreciation and amortization:
Mobile Solutions	$29,381	$29,156	$28,192
Power Solutions	14,363	15,318	17,483
Corporate	1,558	1,646	1,556
Total	$45,302	$46,120	$47,231
The following table summarizes total assets by reportable segment.

	As of December 31,
	2024	2023
Mobile Solutions (1)	$294,204	$329,610
Power Solutions	124,460	147,155
Corporate	38,229	34,120
Total	$456,893	$510,885
_______________________________
(1)     Total assets in Mobile Solutions includes $35.0 million and $32.7 million as of December 31, 2024 and 2023, respectively, related to our investment in the JV.
The following table summarizes long-lived tangible assets by country.

	As of December 31,
	2024	2023
United States	$113,846	$127,186
China	39,909	36,188
France	20,713	24,298
Brazil	12,585	17,088
Poland	9,131	10,371
Mexico	5,167	14,038
All foreign countries	$87,505	$101,983
Total	$201,351	$229,169

The following table summarizes revenue by country, based on our customers’ shipping destination.

	Year Ended December 31,
	2024	2023	2022
United States	$265,020	$294,045	$301,823
China	67,957	58,195	51,556
Brazil	44,302	48,696	48,216
Mexico	25,663	26,683	40,645
Germany	10,083	8,700	5,506
Poland	4,120	6,161	5,042
Other	47,145	46,790	45,950
Total net sales	$464,290	$489,270	$498,738

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

Year Ended December 31, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$192,277	$28,915	$—	$221,192
General Industrial	71,244	46,490	—	117,734
Residential/Commercial Electrical	—	80,545	—	80,545
Other	20,423	24,595	(199)	44,819
Total net sales	$283,944	$180,545	$(199)	$464,290

Year Ended December 31, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$212,582	$34,959	$—	$247,541
General Industrial	73,350	52,276	—	125,626
Residential/Commercial Electrical	—	67,546	—	67,546
Other	17,403	31,167	(13)	48,557
Total net sales	$303,335	$185,948	$(13)	$489,270

Year Ended December 31, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$197,341	$40,890	$—	$238,231
General Industrial	78,142	61,828	—	139,970
Residential/Commercial Electrical	—	70,055	—	70,055
Other	18,053	32,431	(2)	50,482
Total net sales	$293,536	$205,204	$(2)	$498,738
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
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. Changes in the contract liability balances during the year ended December 31, 2024, were not materially impacted by any other factors. The balance of deferred revenue was $0.2 million, $0.4 million and $0.7 million as of December 31, 2024, 2023 and 2022, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the years ended December 31, 2024, 2023 and 2022, included $0.4 million, $0.7 million and $0.5 million, respectively, that was included in deferred revenue as of the prior year-end.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2024, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
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
Sales Concentration
No single customer accounted for 10% or more of consolidated net sales, during the years ended December 31, 2024, 2023, and 2022.
Note 4. Accounts Receivable
The following table presents changes in the allowance for credit losses.

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$1,241	$1,469	$1,352
Additions	615	118	326
Write-offs and other	(308)	(353)	(182)
Currency impact	(33)	7	(27)
Balance at end of year	$1,515	$1,241	$1,469
As of December 31, 2024 and 2023, one customer represented 11% and 13%, respectively, of our consolidated accounts receivable balance. Amounts due from this customer are primarily related to Mobile Solutions.
Accounts Receivable Sales Programs
We participate in programs established by our customers which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. During the years ended December 31, 2024, 2023 and 2022, we incurred fees of $1.1 million, $1.1 million and $0.6 million, respectively, related to the sale of receivables which is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 5. Inventories
Inventories are comprised of the following amounts:

	As of December 31,
	2024	2023
Raw materials	$20,664	$25,456
Work in process	22,139	22,942
Finished goods	19,074	23,165
Total inventories	$61,877	$71,563

Note 6. Property, Plant and Equipment
Property, plant and equipment are comprised of the following amounts:

	As of December 31,
	2024	2023
Land and buildings	$56,205	$61,007
Machinery and equipment	339,792	375,352
Construction in progress	6,569	3,466
Gross cost	402,566	439,825
Less: Accumulated depreciation	240,532	254,013
Property, plant and equipment, net	$162,034	$185,812
For the years ended December 31, 2024, 2023, and 2022, we recorded depreciation expense of $31.6 million, $32.0 million, and $31.4 million, respectively. During the year ended 2024, we recognized $0.9 million of accelerated depreciation expense due to changes in the estimated remaining useful life of certain machinery and equipment.
We monitor property, plant and equipment for any indicators of potential impairment. We recognized an impairment of $6.5 million for the year ended December 31, 2024, related to machinery and equipment located at a plant that will close in 2025. The machinery and equipment were adjusted down to their fair value, which was determined based on quoted market prices for similar assets. The impairment loss, which was reported within our Mobile Solutions group, is recognized in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss). There were no impairment charges for the years ended December 31, 2023, and 2022.
Note 7. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2022	$22,356	$50,535	$72,891
Amortization	(3,353)	(10,814)	(14,167)
Balance as of December 31, 2023	19,003	39,721	58,724
Amortization	(3,354)	(10,369)	(13,723)
Intangible assets sold (1)	—	(591)	(591)
Balance as of December 31, 2024	$15,649	$28,761	$44,410
_______________________________
(1)    Represents customer relationships associated with the Industrial Molding Corporation business, which was sold during the year ended December 31, 2024 (see Note 18).
The following table shows the cost and accumulated amortization of our intangible assets as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Gross Carrying Value as of Acquisition Date	Accumulated Amortization	Net Carrying Value	Gross Carrying Value as of Acquisition Date	Accumulated Amortization	Net Carrying Value
Customer relationships	$169,416	$(126,281)	$43,135	$171,846	$(114,671)	$57,175
Trademark and trade name	4,100	(2,825)	1,275	7,527	(5,978)	1,549
Total identified intangible assets	$173,516	$(129,106)	$44,410	$179,373	$(120,649)	$58,724
Intangible assets that are fully amortized are removed and no longer represented in the gross carrying value or accumulated amortization.
The following table shows estimated future amortization expense for each of the next five years.

Year Ending December 31,
2025	$13,621
2026	13,621
2027	11,579
2028	3,353
2029	2,236

Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the years ended December 31, 2024, 2023, and 2022.
Note 8. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd., a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2023	$32,701
Share of earnings	9,571
Dividends paid by joint venture	(6,260)
Foreign currency translation loss	(1,041)
Balance as of December 31, 2024	$34,971
The following tables show summarized financial information of the unconsolidated JV.

	Year Ended December 31,
	2024	2023	2022
Net sales	130,807	109,630	101,565
Cost of sales	106,166	93,609	84,654
Income from operations	22,790	14,175	15,111
Net income	19,533	11,848	13,453

	December 31,
	2024	2023
Current assets	84,409	68,508
Noncurrent assets	73,399	77,554
Current liabilities	76,859	68,665
Noncurrent liabilities	7,639	8,662
We recognized sales to the JV of $0, $0, and $0.1 million during the years ended December 31, 2024, 2023, and 2022, respectively.
Note 9. Debt
The following table presents amounts outstanding on our debt facilities.

	As of December 31,
	2024	2023
Term Loan Facility	$114,397	$148,114
ABL Facility	5,400	—
Financing obligations from sale-leaseback transactions	24,496	—
International loans	8,485	10,655
Unamortized debt issuance costs and discount (1)	(4,148)	(5,490)
Total debt	$148,630	$153,279
_______________________________
(1) In addition to this amount, costs of $1.2 million and $0.5 million related to asset backed credit facilities were recorded in other non-current assets as of December 31, 2024 and 2023, respectively.
We capitalized interest costs of $1.2 million, $1.3 million, and $0.6 million in the years ended December 31, 2024, 2023, and 2022, respectively, related to construction in progress.
Term Loan Facility
On March 22, 2021, we entered into a $150.0 million term loan facility (as amended from time to time, the “Term Loan Facility”), on which outstanding borrowings bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a duration adjustment (“Adjusted Term SOFR”), subject to a 1.000% floor, plus an applicable margin of 6.875%, or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning in the second quarter of 2023, interest was increased on a paid-in-kind basis at a rate between 1.00% and 2.00% (“PIK interest”), dependent on our net leverage ratio for the most recently reported fiscal quarter and subject to reduction upon the occurrence of certain conditions as set forth in the credit agreement governing the Term Loan Facility. The PIK interest is payable on the loan maturity date of September 22, 2026. At December 31, 2024, the Term Loan Facility bore interest, including PIK interest, based on one-month Adjusted Term SOFR, at 12.332%.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due at the loan maturity date. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all domestic assets, other than accounts receivable and inventory and has a second lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of December 31, 2024.
The Term Loan Facility was issued at a $3.8 million discount and we capitalized an additional $5.5 million in new debt issuance costs. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
We had an interest rate swap that changed the applicable variable base rate to a fixed rate of 1.291% on $60.0 million of the outstanding balance of the Term Loan Facility. During the first quarter of 2023, we terminated the interest rate swap and received cash proceeds of $2.5 million which was equal to its fair value.
ABL Facility
On December 30, 2024, we entered into a new asset backed credit facility (the “ABL Facility”) which provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $15.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest at either: 1) the one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10% (“Term SOFR Rate”); or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.00%, depending on the benchmark (“Alternative Base Rate”). At December 31, 2024, based on a one-month Term SOFR Rate, the interest rate on outstanding borrowings under the ABL Facility was 5.94%. We incur a commitment fee of 0.25% for unused capacity under the ABL Facility and a 1.85% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is the earlier of: 1) December 30, 2029; or 2) 91 days prior to the loan maturity date of the Term Loan Facility. We capitalized a total of $1.2 million in new debt issuance costs related to the ABL Facility.
As of December 31, 2024, we had $5.4 million outstanding borrowings under the ABL Facility, $10.4 million of outstanding letters of credit, and $15.0 million available for future borrowings under the ABL Facility. The ABL Facility is secured by a perfected lien over substantially all of the Company’s assets. We were in compliance with all requirements under the ABL Facility as of December 31, 2024.
2021 ABL Facility
On March 22, 2021, we entered into an asset backed credit facility (as amended from time to time, the “2021 ABL Facility”) which provided for a $50.0 million senior secured revolving credit facility, of which a maximum of $30.0 million was available in the form of letters of credit and a maximum of $5.0 million was available for the issuance of short-term swingline loans. On December 30, 2024, we terminated the 2021 ABL Facility and paid down the $12.0 million of outstanding borrowings. The availability of credit under the 2021 ABL Facility was limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the 2021 ABL Facility bore interest on a variable rate structure plus an interest rate spread that was based on the average amount of aggregate revolving commitment available. The variable borrowing rate was either: 1) Adjusted Term SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability; or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. At December 30, 2024, using one-month Adjusted Term SOFR plus a 2.00% margin, the interest rate on outstanding borrowings under the 2021 ABL Facility was 6.568%. We incurred a commitment fee of 0.375% for unused capacity under the 2021 ABL Facility and a 2.125% fee on the amount of letters of credit outstanding. During the year ended December 31, 2024, we recognized a $0.3 million loss on extinguishment in connection with the termination of the 2021 ABL Facility.
Sale-Leaseback Transactions
In March 2024, we sold three of our properties for an aggregate sales price of $16.9 million, with the net proceeds used to repay a portion of the outstanding borrowings under the Term Loan Facility. Concurrent with the sale, we entered into a 20-year lease agreement for these properties. Since the lease agreement allows for us to exercise renewal options that extend for substantially all of the remaining economic life, we have the ability to maintain the risks and rewards of ownership. Since the transaction did not transfer control of the assets, it cannot be accounted for as a sale under ASC 606. As a result, the properties remain on our Consolidated Balance Sheets and the non-land assets will continue to be depreciated over their remaining useful lives. The $16.9 million of gross proceeds was recognized as a financing obligation as a component of long-term debt. The monthly lease payments, which increase 3.0% each year, are being amortized as principal payments and interest expense based on an effective interest rate of 9.715%. We incurred $0.6 million in debt issuance costs related to this transaction, which are being amortized over the term of the debt.
In March 2024, we sold multiple pieces of manufacturing equipment for an aggregate sales price of $4.9 million. Concurrent with the sale, we entered into a 5-year lease agreement that includes a repurchase option for this equipment. In May 2024, we sold additional pieces of manufacturing equipment for an aggregate sales price of $3.4 million and entered into 5-year and 6-year lease agreements for the equipment. Since the three lease agreements allow for us to exercise an early buyout option, we have the ability to maintain the risks and rewards of ownership. Since the transactions did not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the assets remain on our Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives. The $8.3 million of gross proceeds was recognized as a financing obligation as a component of long-term debt. The monthly lease payments are being amortized as principal payments and interest expense on a weighted average effective interest rate of 10.540%.
International Loans
We have fixed rate debt with various financial institutions in France, Poland and China, with maturity dates between 2025 and 2033. These loans, which were obtained to fund working capital and equipment purchases, had a weighted average interest rate of 2.320% at December 31, 2024.
Future Maturities
The following table lists aggregate maturities of debt for each of the next five years.

2025	$5,039
2026	122,018
2027	3,245
2028	3,599
2029	700
Note 10. Preferred Stock
On March 22, 2021, we completed a private placement of 65,000 shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”), at a price of $1,000 per share. The Series D Preferred Stock has an initial liquidation preference of $1,000 per share and is redeemable at our option in cash at a redemption price equal to the liquidation preference then in effect. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases by 12.0% per year. On March 22, 2026, the cash dividend rate and in-kind dividend rate increase by 2.5% per year. Cash dividends are required beginning on September 30, 2027 and are limited based on terms and conditions of the Term Loan Agreement.
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
As of December 31, 2024, the carrying value of the Series D Preferred Stock shares was $93.5 million, which included $46.8 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value.

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$77,799	$64,701	$53,807
Accrual of in-kind dividends	11,351	10,085	8,961
Amortization	4,347	3,013	1,933
Balance at end of year	$93,497	$77,799	$64,701

Note 11. Leases
The following table presents components of lease expense:

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$7,995	$8,077	$8,285
Finance lease cost:
Amortization of right-of-use assets	1,596	1,600	1,318
Interest expense	359	345	351
Short-term lease cost (1)	477	604	438
Sublease income	(3,845)	(2,284)	(195)
Total lease cost	$6,582	$8,342	$10,197
_______________________________
(1) Excludes expenses related to leases with a lease term of one month or less.
The following table presents lease-related assets and liabilities recorded on the balance sheet.

		As of December 31,
	Financial Statement Line Item	2024	2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$39,317	$43,357
Finance lease assets	Property, plant and equipment, net	16,579	13,599
Total lease assets		$55,896	$56,956
Liabilities:
Current liabilities:
Operating lease liabilities	Current portion of operating lease liabilities	$6,038	$5,735
Finance lease liabilities	Other current liabilities	3,565	2,047
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities, net of current portion	42,291	47,281
Finance lease liabilities	Other non-current liabilities	5,469	4,488
Total lease liabilities		$57,363	$59,551
The following table contains supplemental cash flow information related to leases.

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$8,511	$8,462	$14,214
Operating cash flows used in finance leases	359	345	351
Financing cash flows used in finance leases	2,400	1,766	3,003
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	692	1,028	5,181
Right-of-use assets obtained in exchange for new finance lease liabilities	5,170	1,619	1,263
_______________________________
(1) Includes new leases, renewals, and modifications.
The weighted average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term - operating leases	8.5 years	9.2 years
Weighted-average remaining lease term - finance leases	2.6 years	3.1 years
Weighted-average discount rate - operating leases	7.7%	7.7%
Weighted-average discount rate - finance leases	5.8%	5.2%

The maturities of lease liabilities as of December 31, 2024, is as follows:

	Operating Leases	Finance Leases
2025	$8,675	$4,004
2026	8,516	3,398
2027	8,319	2,141
2028	6,773	167
2029	6,909	78
Thereafter	25,227	—
Total future minimum lease payments	64,419	9,788
Less: imputed interest	16,090	754
Total lease liabilities	$48,329	$9,034
Subleases
We have entered into subleases for certain leased buildings or portions of leased buildings when no longer needed for our current operational needs. The weighted-average remaining lease term of our subleases is 9.7 years. In June 2023, we began subleasing our Taunton and Irvine sites, under subleases that extend through the lease termination dates of the respective head leases. We are subleasing a portion of our leased corporate headquarters office space under two separate subleases that expire in 2027 and 2029, respectively. The undiscounted cash flows to be received under operating subleases subsequent to December 31, 2024, is as follows:

2025	$3,820
2026	3,937
2027	3,920
2028	3,626
2029	3,374
Thereafter	19,261
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
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. The matter encompasses several lawsuits filed with the Brazilian courts requesting declaratory actions that no tax is due or seeking a stay of execution on the collection of the tax. We have obtained multiple favorable decisions and one unfavorable decision. Although we anticipate a favorable resolution to the remaining matters, we can provide no assurances that we will be successful in achieving dismissal of all pending cases. The U.S. dollar amount that would be owed in the event of an unfavorable decision is subject to interest, penalties, and currency impacts and therefore is dependent on the timing of the decision. For the remaining open lawsuits, we currently believe the cumulative potential liability in the event of unfavorable decisions on all matters will be less than $2.0 million, inclusive of interest and penalties.
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Accordingly, we do not expect such losses, if any, to have a material impact on our business, operations or financial results.
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

Note 13. Income Taxes
The following table summarizes income (loss) before benefit (provision) for income taxes and share of net income from joint venture.

	Years Ended December 31,
	2024	2023	2022
United States	$(54,703)	$(64,394)	$(40,543)
Foreign	9,269	10,723	9,474
Loss before provision for income taxes and share of net income from joint venture	$(45,434)	$(53,671)	$(31,069)
The following table summarizes total income tax expense (benefit) recognized in each year.

	Years Ended December 31,
	2024	2023	2022
Current taxes:
U.S. Federal	$(583)	$(580)	$(545)
State	(378)	126	(625)
Foreign	4,292	3,901	4,576
Total current tax expense	3,331	3,447	3,406
Deferred taxes:
U.S. Federal	$(10,421)	$(9,057)	$(6,245)
State	(2,262)	(1,833)	70
Foreign	(1,138)	(721)	(986)
U.S. federal, state and foreign valuation allowance	12,900	10,449	5,376
Total deferred tax benefit	(921)	(1,162)	(1,785)
Total income tax expense	$2,410	$2,285	$1,621

The following table presents a reconciliation of income taxes based on the U.S. federal statutory income tax rate.

	Years Ended December 31,
	2024	2023	2022
U.S federal statutory income tax rate	21.0%	21.0%	21.0%
Change in valuation allowance, exclusive of state	(23.4)%	(16.1)%	(17.5)%
State taxes, net of federal taxes, exclusive of tax reform	0.7%	(0.2)%	1.6%
Non-U.S. earnings taxed at different rates	1.9%	1.1%	0.7%
Global intangible low-taxed income	(3.9)%	(2.3)%	(3.9)%
Deferred true-up	(0.3)%	(0.8)%	(6.4)%
Research and development tax credit	—%	0.2%	0.3%
Interest on CARES Act refund	1.6%	1.1%	1.8%
Return to provision	0.4%	0.1%	1.3%
Taxes on unremitted foreign earnings	(3.8)%	(2.4)%	(3.9)%
Intercompany lending	(0.5)%	(1.3)%	(2.7)%
Warrant revaluation	—%	(4.3)%	3.6%
Other adjustments, net	1.0%	(0.4)%	(1.1)%
Effective tax rate	(5.3)%	(4.3)%	(5.2)%
Our effective tax rate was (5.3)% for the year ended December 31, 2024. The effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries, foreign tax rate differences and the limitation on the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized. Our effective tax rate was (4.3)% and (5.2)% for the years ended December 31, 2023 and 2022, respectively, which differed from the U.S. federal statutory tax rate of 21% primarily due to the impact of our valuation allowance changes during each year.

In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). During the years ended December 31, 2024 and 2023, we accrued $0.7 million and $0.6 million, respectively, of interest on the CARES Act refund. Including interest accrued on the initial refund amount, we have a $12.3 million tax refund receivable at December 31, 2024, which is in the process of IRS review. The timing of the receipt of the refund is expected in the first half of 2025.
The following table summarizes the principal components of the deferred tax assets and liabilities.

	As of December 31,
	2024	2023
Deferred income tax liabilities:
Tax in excess of book depreciation	$11,917	$21,497
Intangible assets	10,533	13,659
Operating leases	9,005	9,970
Taxes on unremitted foreign earnings	4,488	4,658
Other deferred tax liabilities	682	725
Total deferred income tax liabilities	36,625	50,509
Deferred income tax assets:
Interest expense limitation	18,571	14,920
Goodwill	18,393	20,419
Inventories	5,062	2,456
Section 174 research and development costs	3,123	2,400
Pension and personnel accruals	2,297	1,818
Operating leases	11,154	12,238
Net operating loss carryforwards	29,304	32,043
Interest rate swap	—	251
Credit carryforwards	3,099	3,235
Accruals and reserves	341	904
Other deferred tax assets	981	3,099
Deferred income tax assets before valuation allowance	92,325	93,783
Valuation allowance on deferred tax assets	(59,340)	(47,528)
Total deferred income tax assets	32,985	46,255
Net deferred income tax liabilities	$3,640	$4,254
As of December 31, 2024, we had a $28.4 million U.S. federal net operating loss (“NOL”) carryover. The federal NOL has an indefinite life, but utilization within any tax year is limited to 80% of taxable income. Management has determined it is more likely than not this NOL will not be realized and has established a full valuation allowance against the deferred tax asset. As of December 31, 2024, we had $16.3 million of tax effected, state NOL carryovers, which begin to expire in 2030. Management has determined it is more likely than not these state NOL’s will not be realized and has established a full valuation allowance against these deferred tax assets. We also have $10.5 million, tax-effected, of foreign NOL carryovers at December 31, 2024.  The foreign NOLs have an indefinite life; however, management believes that benefit for certain of the foreign NOLs may not be realized. Therefore, we have established a valuation allowance of $7.7 million to reduce the carrying value of the asset related to foreign NOLs to the amount that has been determined to be more likely than not realized.
We have $0.4 million and $2.7 million of U.S. federal tax credits and tax credits in foreign jurisdictions, respectively, as of December 31, 2024. We have recognized a full valuation allowance against these tax credits. In addition, we have other federal and state deferred tax assets of $11.7 million that we believe it is more likely than not will not be realized for which we have established a full valuation allowance.
We have a U.S. federal and state deferred tax asset related to interest expense carryforwards. Management believes it is more likely than not that the benefit for this asset will not be realized. We have established a valuation allowance of $18.6 million to eliminate the carrying value of this asset.
Management assesses available positive and negative evidence to estimate whether it is more likely than not sufficient future taxable income will be generated to provide use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future earnings growth. On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $59.3 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized without consideration of future earnings growth.
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
During 2024, the valuation allowance increased by $11.8 million, primarily due to allowances recorded against U.S. federal net operating loss carryforwards, and carryforwards of disallowed interest expense which are subject to certain annual deduction limitations.
As a result of the deemed mandatory repatriation provisions in the U.S. Tax Cuts and Jobs Act of 2017 and subsequent recognition in income of GILTI, we do not have material basis differences related to cumulative unremitted earnings for U.S. income tax purposes. However, we continue to evaluate the impact that repatriation of foreign earnings would have on withholding and other taxes. As of December 31, 2024, we have recorded a liability of $4.5 million for the anticipated withholding taxes that would be due upon repatriation of the unremitted earnings of those subsidiaries for which management does not intend to permanently reinvest.
We are subject to U.S. federal income tax as well as tax in several foreign jurisdictions. We are also subject to tax by various state authorities.  The tax years subject to examination vary by jurisdiction.  We are no longer subject to U.S. federal examination for periods before 2021. We regularly assess the outcomes of both ongoing and future examinations for the current or prior years to ensure our provision for income taxes is sufficient.  We recognize liabilities based on estimates of whether additional taxes will be due, and we believe our reserves are adequate in relation to any potential assessments.  The outcome of any one examination, some of which may conclude during the next twelve months, is not expected to have a material impact on our financial position or results of operations.
Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties of $0.5 million and $0.5 million are included in other non-current liabilities as of December 31, 2024 and 2023, respectively.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties.

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$121	$118	$125
Additions for tax positions of prior years	—	3	—
Reductions for tax positions of prior years	(4)	—	(7)
Balance at end of year	$117	$121	$118
The decrease to unrecognized tax benefits in 2024 is related to the foreign currency remeasurement of previously unrecognized tax benefits. As of December 31, 2024, the unrecognized tax benefits would, if recognized, impact our effective tax rate by $0.7 million, inclusive of the impact of interest and penalties.  Management believes that it is reasonably possible that the amount of unrecognized income tax benefits, including interest and penalties, may not decrease during the next twelve months as no statutes are expected to lapse within the period.

Note 14. Net Income (Loss) Per Common Share
The following table summarizes the computation of basic and diluted net income (loss) per common share.

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(38,273)	$(50,150)	$(26,098)
Adjustment for preferred stock cumulative dividends and deemed dividends	(15,698)	(13,098)	(10,894)
Numerator for basic and diluted net loss per common share	$(53,971)	$(63,248)	$(36,992)

Denominator:
Weighted average common shares outstanding	49,596	46,174	43,738
Adjustment for participating securities	(2,724)	(2,636)	(951)
Adjustment for warrants outstanding (1)	1,781	3,200	1,893
Shares used to calculate basic and diluted net loss per share	48,653	46,738	44,680

Basic and diluted net loss per common share	$(1.11)	$(1.35)	$(0.83)
_______________________________
(1) Outstanding warrants that are exercisable at an exercise price of $0.01 per share, are included in shares outstanding for calculation of basic earnings per share (see Note 17).
The following table presents potentially dilutive securities that were excluded from the calculation of diluted net income (loss) per common share because they had an anti-dilutive effect.

	Years Ended December 31,
	2024	2023	2022
Stock options	212	381	557
Warrants	1,500	1,500	1,500
Performance share units	802	133	—
Total antidilutive securities	2,514	2,014	2,057
Stock options excluded from the EPS calculations had a per share exercise price ranging from $7.93 to $25.16 for the year ended December 31, 2024. The 2019 Warrants excluded from the EPS calculations for the year ended December 31, 2024 had a per share exercise price of $11.03 (see Note 17). Performance share units are potentially dilutive when the related performance criterion has been met.
Note 15. Share-Based Compensation
As of December 31, 2024, we have 3.4 million shares available that can be issued to employees and non-executive directors under the NN, Inc. 2022 Amended and Restated Omnibus Incentive Plan and prior plans (collectively, the “Incentive Plans”), as options, stock appreciation rights, and other share-based awards. Shares of our common stock delivered upon exercise or vesting may consist of newly issued shares of our common stock or shares acquired in the open market.
Share-based compensation expense is recognized in the “Selling, general, and administrative expense” line in the Consolidated Statements of Operations and Comprehensive Income (Loss). The following table lists the components of share-based compensation expense by type of award.

	Years Ended December 31,
	2024	2023	2022
Restricted stock	$2,119	$2,237	$3,635
Performance share units	1,021	570	602
Stock options	—	14	140
Share-based compensation expense	$3,140	$2,821	$4,377
Unrecognized compensation cost related to unvested awards was $7.4 million as of December 31, 2024, which will be recognized over a weighted-average period of 3.4 years.

Restricted Stock
During the years ended December 31, 2024, 2023, and 2022, we granted 660,000, 3,782,000, and 897,000 shares of restricted stock with weighted average grant-date fair values of $4.25, $1.37, and $3.31 per share, respectively. The total grant-date fair value of restricted stock that vested in the years ended December 31, 2024, 2023, and 2022, was $2.0 million, $4.2 million, and $2.1 million, respectively.
The following table presents the status of unvested restricted stock awards as of December 31, 2024 and changes during the year then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	3,405	$1.41
Granted	660	4.25
Vested	(1,480)	1.33
Forfeited	(259)	2.13
Unvested at December 31, 2024	2,326	$2.18
During the year ended December 31, 2024, we granted 390,000 shares of restricted stock to non-executive directors, officers and certain other employees which vest pro-rata over three years for employees and over one year for non-executive directors. In addition, we granted 270,000 shares of restricted stock to new executive officers as inducement grants, during the year ended December 31, 2024, which vest pro-rata over five years.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. PSUs vest upon achieving specified performance targets over a performance period, which are based on total shareholder return (“TSR Awards”), return on invested capital (“ROIC Awards”), or on the Company’s stock price meeting specified thresholds (“Inducement Awards”). PSUs cliff-vest at the end of the performance period and expire automatically if the performance metric thresholds are not met during the performance period.
The TSR Awards vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index, as defined by the Incentive Plans, during the performance periods. The ROIC Awards vest, if at all, upon our achieving a specified average return on invested capital during the performance periods. The performance periods for TSR Awards and ROIC Awards begins on January 1st of the year of grant and ends three years later on December 31st. The Inducement Awards are earned upon our stock price meeting specified thresholds for any 20 consecutive trading days during the five-year performance period.
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
The following table presents the status of unvested PSUs as of December 31, 2024 and activity during the year then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	3,789	$1.29
Granted	590	3.71
Vested	(12)	2.53
Forfeited	(427)	2.40
Expired	(269)	2.58
Nonvested at December 31, 2024	3,671	$1.45
During the year ended December 31, 2024, we granted 175,000 TSR Awards to executive officers under the Incentive Plans for the 2023 to 2025 performance period, and 415,000 Inducement Awards to new executive officers. During the years ended December 31, 2023 and 2022, we granted 3,621,000 and 790,000 PSUs with weighted average grant-date fair values of $1.14 and $2.58 per share, respectively.
The total grant-date fair value of PSU’s that vested in the years ended December 31, 2024, 2023, and 2022, was $0.1 million, $0.3 million, and $0, respectively.

Stock Options
Stock options, which were last granted in 2020, have an exercise price equal to the closing price of our stock on the date of grant, an exercise term of ten years, and a vesting period of three years. The following table presents stock option activity for the year ended December 31, 2024.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	296	$14.46
Expired	(127)	15.07
Outstanding and exercisable at December 31, 2024	169	$13.99	2.6 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at December 31, 2024, was greater than the exercise price of any individual option grant.
Note 16. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of December 31, 2021	$(32,016)	$151	$(37)	$(31,902)
Other comprehensive income (loss) before reclassifications	(8,156)	3,426	(68)	(4,798)
Amounts reclassified from AOCI to interest expense (2)	—	(428)	8	(420)
Net other comprehensive income (loss)	(8,156)	2,998	(60)	(5,218)
Balance as of December 31, 2022	$(40,172)	$3,149	$(97)	$(37,120)
Other comprehensive income (loss) before reclassifications	1,410	(327)	97	1,180
Amounts reclassified from AOCI to interest expense (2)	—	(1,815)	—	(1,815)
Net other comprehensive income (loss)	1,410	(2,142)	97	(635)
Balance as of December 31, 2023	$(38,762)	$1,007	$—	$(37,755)
Other comprehensive income (loss) before reclassifications	(9,405)	—	—	(9,405)
Amounts reclassified from AOCI to interest expense (2)	—	(1,007)	—	(1,007)
Net other comprehensive income (loss)	(9,405)	(1,007)	—	(10,412)
Balance as of December 31, 2024	$(48,167)	$—	$—	$(48,167)
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
In conjunction with an amendment to our Term Loan in 2023, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants are exercisable, in full or in part, at any time prior to June 30, 2033. The 2023 Warrants include anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the year ended December 31, 2024, 500,000 of the 2023 Warrants were exercised on a cashless basis, resulting in the issuance of 499,000 shares.
In conjunction with our placement of the Series D Preferred Stock in 2021, we issued warrants to purchase up to 1.9 million shares of our common stock (the “2021 Warrants”). The 2021 Warrants were exercisable, in full or in part, at an exercise price of $0.01 per share, subject to anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the year ended December 31, 2024, all of the 2021 Warrants were exercised on a cashless basis, resulting in the issuance of 1,896,000 shares.
In conjunction with our placement of the Series B Preferred Stock in 2019, we issued warrants to purchase up to 1.5 million shares of our common stock (the “2019 Warrants”). The 2019 Warrants, are exercisable, in full or in part, at any time prior to December 11, 2026, at an exercise price of $11.03 per share, and are subject to anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events.
The following table presents the changes in the liability balance of the embedded derivatives.

	Years Ended December 31,
	2024	2023
Balance at beginning of year	$16,556	$2,959
Issuances	—	2,712
Change in fair value (1)	12	10,885
Settlements	(11,376)	—
Balance at end of year	$5,192	$16,556
_______________________________
(1)    Changes in the fair value are recognized in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	4,776	—	416

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	15,421	—	1,135
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price (Level 1).
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods (Level 3). The probabilities resulted in a weighted average term of 2.0 years as of December 31, 2024 and 2.9 years as of December 31, 2023.
Interest Rate Swap
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the applicable variable base rate component of the interest rate on a portion of our variable rate debt to a fixed rate of 1.291% (the “2021 Swap”). The 2021 Swap had a notional amount of $60.0 million and a maturity date of July 31, 2024. We designated the 2021 Swap as a cash flow hedge at inception with cash settlements recognized in interest expense. During the first quarter of 2023, we terminated the 2021 Swap and received cash proceeds of $2.5 million which was the fair value of the 2021 Swap. Since the 2021 Swap was an effective cash flow hedge and the forecasted interest payments remain probable of occurring, the gain was recognized as a reduction to interest expense through the original maturity date of July 31, 2024.
During the years ended December 31, 2024, 2023, and 2022, we recognized an interest benefit of $1.0 million, $1.8 million, and $0.4 million, respectively, from gains recognized in interest expense on the effective interest rate swap in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2024 and 2023, we reported $0 and $1.0 million gains, respectively, net of tax, in accumulated other comprehensive loss related to the interest rate swap.
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of December 31, 2024 and 2023, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $147.8 million and $162.2 million, with a carrying amount of $148.6 million and $153.3 million, as of December 31, 2024 and 2023, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities (Level 3).
Note 18. Divestiture
On July 2, 2024, we completed the sale of our Lubbock operations, known as Industrial Molding Corporation (“IMC”), for $17.0 million in cash, subject to customary purchase price adjustments. We received net proceeds of $15.4 million after paying certain transaction costs, which was used to repay a portion of the outstanding borrowings under the Term Loan Facility. We determined that the sale of IMC did not represent a strategic shift that will have a major effect on the consolidated results of operations, therefore the results of this business will continue to be reported within our Power Solutions segment. The gain on sale of business is recognized in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following is a summary of the net gain recognized in connection with the divestiture:

Net proceeds	$17,000
Net assets disposed	8,281
Direct costs to sell	1,565
Gain on sale of business	$7,154
Note 19. Plant Optimization Activities
During the second half of 2024, we took specific steps to consolidate our footprint by identifying two manufacturing facilities to close due to volume rationalization which will reduce costs and improve operational efficiency. In January 2025, we ceased production activities at our Mobile Solutions plant in Juarez, Mexico. We plan to stop production activity at our Mobile Solutions plant in Dowagiac, Michigan by the end of the first quarter of 2025. In addition, we implemented operational and cost optimization actions to reduce indirect and overhead costs. We expect the facility closures and organizational changes to be completed in the first half of 2025. We estimate incurring $13.6 million in charges which will be recognized in 2024 and 2025. Once fully implemented, we expect to recognize annual benefits of approximately $5.4 million. All costs incurred have been recognized in the Mobile Solutions segment.
The following is a summary of costs incurred and amounts accrued during the year ended December 31, 2024.

	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Restructuring costs	3,267	6,546	2,787	12,600
Amounts paid	(581)	—	(257)	(838)
Charges against assets	—	(6,546)	(2,530)	(9,076)
Balance as of December 31, 2024	$2,686	$—	$—	$2,686
Of the $12.6 million incurred during the year ended December 31, 2024, $5.0 million are recognized in the “Cost of sales” line, $1.1 million in the “Selling, general, and administrative expense” line, and $6.5 million in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Voluntary Early Retirement Program
During the year ended December 31, 2024, we recognized $1.2 million related to an early retirement incentive program (“ERIP”) that was open to to certain U.S. employees that met specified age and service requirements, and who terminated employment in 2024. We plan to recognize an additional $0.5 million under the ERIP for employees that will terminate during the first quarter of 2025. The estimated total cost of the ERIP is $1.7 million with all benefit payments expected to be made in 2025.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2024.
Grant Thornton LLP, the independent registered public accounting firm that has audited our consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report included in Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers, and Corporate Governance
The information required by this Item 10 of Form 10-K concerning our directors is contained in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 (“our definitive proxy statement”), and in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.
Code of Ethics
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
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s stock by its directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the NASDAQ Stock Market. A copy of our Insider Trading Policy is furnished as Exhibit 19.1 to this Annual Report.
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
Information required by Item 201(d) of Regulation S-K concerning our equity compensation plans is set forth in the table below.

	Table of Equity Compensation Plan Information (in thousands, except per share data)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	169	$13.99	3,391
Equity compensation plans not approved by security holders	—	—	—
Total	169	$13.99	3,391
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

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 18, 2014, by and among NN, Inc., PMC Global Acquisition Corporation, Autocam Corporation, Newport Global Advisors, L.P., and John C. Kennedy	8-K	000-23486	2.1	July 22, 2014
3.1	Restated Certificate of Incorporation of NN, Inc.	S-3	333-89950	3.1	June 6, 2002
3.2	Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Declassification).	8-K	000-23486	3.1	May 20, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Share Increase)	8-K	000-23486	3.2	May 20, 2019
3.4	Amended and Restated By-Laws of NN, Inc.	8-K	001-39268	3.1	January 20, 2023
3.5	Certificate of Designation of Series D Preferred Stock	8-K	000-39268	3.1	March 22, 2021
4.1	The specimen stock certificate representing NN, Inc.’s Common Stock, par value $0.01 per share	S-3	333-89950	4.1	June 6, 2002
4.2	Stockholders’ Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy	8-K	000-23486	4.1	September 2, 2014
4.3	Form of Common Stock Purchase Warrant	8-K	000-23486	4.1	December 11, 2019
4.4	Description of Securities	10-K	000-39268	4.5	March 15, 2021
4.5	Common Stock Warrant	8-K	000-39268	4.1	March 22, 2021
4.6	Common Stock Purchase Warrant	8-K	001-39268	4.1	March 7, 2023
10.1*	Form of Indemnification Agreement	S-3/A	333-89950	10.6	July 15, 2002
10.2	Escrow Agreement, effective as of August 29, 2014, by and among NN, Inc., Newport Global Advisors, L.P., John C. Kennedy and Computershare Trust Company, N.A.	8-K	000-23486	10.3	September 2, 2014
10.3	Indemnity Agreement, effective as of August 29, 2014, by and among NN, Inc. and each of the shareholders of Autocam Corporation identified therein	8-K	000-23486	10.4	September 2, 2014

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.4*	NN, Inc. 2019 Omnibus Incentive Plan.	DEF14A	000-23486	Appendix C	April 8, 2019
10.5	Separation Agreement, dated as of April 1, 2017, by and between NN, Inc. and D. Gail Nixon.	10-Q	000-23486	10.1	May 10, 2019
10.6*	Form of Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.4	August 9, 2019
10.7*	Form of Nonqualified Stock Option Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.5	August 9, 2019
10.8*	Form of Restricted Share Award Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.6	August 9, 2019
10.9*	Form of Performance Share Unit Award Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.7	August 9, 2019
10.10	Securities Purchase Agreement, dated March 22, 2021, by and between NN, Inc. and the NGTV Nevada Holdings LP	8-K	001-39268	10.1	March 22, 2021
10.11	Board Observer Agreement, dated March 22, 2021, by and between NN, Inc. and the NHTV Nevada Holdings LP	8-K	001-39268	10.2	March 22, 2021
10.12	Term Loan Credit Agreement, dated March 22, 2021, by and among NN, Inc., as borrower, and Oaktree Fund Administration, LLC, as administrative agent	8-K	001-39268	10.3	March 22, 2021
10.13	Credit Agreement, dated March 22, 2021, by and among NN, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39268	10.4	March 22, 2021
10.14*	Separation Agreement by and between NN, Inc. and Michael C. Felcher	8-K	001-39268	10.2	June 15, 2021
10.15	Amendment No. 1 to Term Loan Credit Agreement, dated as of March 3, 2022, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	8-K	001-39268	10.1	March 4, 2022
10.16*	2022 Omnibus Incentive Plan	DEF14A	001-39268	Appendix A	April 15, 2022
10.17	Amendment No. 2 to Term Loan Credit Agreement, dated as of March 3, 2023, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent	8-K	001-39268	10.1	March 7, 2023
10.18	Amendment No. 1 to Credit Agreement, dated as of March 3, 2023, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39268	10.2	March 7, 2023
10.19	Warrant Letter Agreement, dated as of March 3, 2023, by and between NN, Inc. and the affiliates of Oaktree Capital Management, L.P. party thereto	8-K	001-39268	10.3	March 7, 2023
10.20*	Letter of Understanding, dated May 8, 2023, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.1	May 9, 2023
10.21*	Form of Restricted Share Award Agreement, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.2	May 9, 2023
10.22*	Form of Performance Share Unit Award Agreement, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.3	May 9, 2023
10.23*	Form of Separation Agreement, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.4	May 9, 2023

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.24*	Executive Employment Agreement, effective as of August 10, 2023, by and between NN Canada, Inc. and Tim French.	8-K	001-39268	10.1	August 8, 2023
10.25*	Form of Restricted Share Award Agreement, by and between NN, Inc. and Tim French.	8-K	001-39268	10.2	August 8, 2023
10.26*	Form of Performance Share Unit Award Agreement, by and between NN, Inc. and Tim French.	8-K	001-39268	10.3	August 8, 2023
10.27*	Form of Separation Agreement, by and between NN Canada, Inc. and Tim French.	8-K	001-39268	10.4	August 8, 2023
10.28*	Form of Indemnification Agreement, by and between NN Canada, Inc. and Tim French.	8-K	001-39268	10.5	August 8, 2023
10.29*	Form of Restricted Share Award Agreement under the 2022 Omnibus Incentive Plan.	10-K	001-39268	10.31	March 12, 2024
10.30*	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Incentive Plan.	10-K	001-39268	10.32	March 12, 2024
10.31	Purchase and Sale Agreement and Escrow Agreement, dated March 5, 2024, by and between NN, Inc. and Tenet Equity Funding SPE III, LLC.	8-K	001-39268	10.1	March 8, 2024
10.32	Amendment No. 3 to Term Loan Credit Agreement, dated March 15, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent.	8-K	001-39268	10.1	March 15, 2024
10.33	Amendment No. 2 to Credit Agreement, dated as of March 15, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-39268	10.2	March 15, 2024
10.34*	NN, Inc. Amended and Restated 2022 Omnibus Incentive Plan.	DEF14A	001-39268	Appendix A	April 4, 2024
10.35*	Consulting Agreement by and between NN, Inc. and Michael C. Felcher.	8-K	001-39268	10.1	June 24, 2024
10.36*	Letter of Understanding by and between NN, Inc. and Christopher H. Bohnert.	8-K	001-39268	10.2	June 24, 2024
10.37*	Restricted Share Award Agreement by and between NN, Inc. and Christopher H. Bohnert.	8-K	001-39268	10.3	June 24, 2024
10.38*	Performance Share Unit Award Agreement by and between NN, Inc. and Christopher H. Bohnert.	8-K	001-39268	10.4	June 24, 2024
10.39*	Separation Agreement by and between NN, Inc. and Christopher H. Bohnert.	8-K	001-39268	10.5	June 24, 2024
10.40*	Indemnification Agreement by and between NN, Inc. and Christopher H. Bohnert.	8-K	001-39268	10.6	June 24, 2024
10.41	Amendment No. 4 to Term Loan Credit Agreement, dated as of August 29, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent.	8-K	001-39268	10.1	August 30, 2024
10.42	Amendment No. 3 to Credit Agreement, dated as of August 29, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-39268	10.2	August 30, 2024

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.43	Revolving Credit and Security Agreement, dated as of December 30, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and PNC Bank, National Association., as administrative agent.	8-K	001-39268	10.1	January 2, 2025
10.44	Amendment No. 5 to Term Loan Credit Agreement, dated as of December 30, 2024, by and between NN, Inc., certain subsidiaries of NN, Inc. and Oaktree Fund Administration, LLC, as administrative agent and collateral agent.	8-K	001-39268	10.2	January 2, 2025
19.1#	NN, Inc. Amended and Restated Insider Trading Policy
21.1#	List of Subsidiaries of NN, Inc.
23.1#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32.1##	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act
32.2##	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act
97.1	Amended and Restated Incentive Compensation Recoupment Policy	10-K	001-39268	97.10	March 12, 2024
101.INS#	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filings.
Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NN, Inc.

By:	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director

Date:	March 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Harold C. Bevis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2025
Harold C. Bevis

/s/ Christopher H. Bohnert	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2025
Christopher H. Bohnert

/s/ Jeri J. Harman	Non-Executive Chairman, Director	March 5, 2025
Jeri J. Harman

/s/ Raynard D. Benvenuti	Director	March 5, 2025
Raynard D. Benvenuti

/s/ Christina E. Carroll	Director	March 5, 2025
Christina E. Carroll

/s/ João Faria	Director	March 5, 2025
João Faria

/s/ Rajeev Gautam, Ph.D.	Director	March 5, 2025
Rajeev Gautam, Ph.D.

/s/ Thomas H. Wilson, Jr.	Director	March 5, 2025
Thomas H. Wilson, Jr.