Form 10-Q
period 2025-03-31
NN INC
filed 2025-05-07
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2025, there were 50,447,151 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net sales	$105,688	$121,198
Cost of sales (exclusive of depreciation and amortization shown separately below)	91,646	101,086
Selling, general, and administrative expense	11,170	13,348
Depreciation and amortization	8,774	12,547
Other operating income, net	(1,113)	(1,000)
Loss from operations	(4,789)	(4,783)
Interest expense	5,194	5,366
Other expense (income), net	(2,169)	4,153
Loss before provision for income taxes and share of net income from joint venture	(7,814)	(14,302)
Provision for income taxes	(1,310)	(506)
Share of net income from joint venture	2,439	2,271
Net loss	$(6,685)	$(12,537)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$3,125	$(2,346)
Reclassification adjustments from the interest rate swap included in net loss, net of tax	—	(449)
Other comprehensive income (loss)	$3,125	$(2,795)
Comprehensive loss	$(3,560)	$(15,332)

Basic and diluted net loss per share	$(0.23)	$(0.34)
Shares used to calculate basic and diluted net loss per share	49,075	47,724

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$11,739	$18,128
Accounts receivable, net of allowances of $1,375 and $1,515 at March 31, 2025 and December 31, 2024	67,750	61,549
Inventories	62,927	61,877
Income tax receivable	12,688	12,634
Prepaid assets	5,600	2,855
Other current assets	12,270	10,519
Total current assets	172,974	167,562
Property, plant and equipment, net of accumulated depreciation of $247,739 and $240,532 at March 31, 2025 and December 31, 2024	162,040	162,034
Operating lease right-of-use assets	38,305	39,317
Intangible assets, net	41,005	44,410
Investment in joint venture	37,622	34,971
Deferred tax assets	1,329	1,329
Other non-current assets	7,449	7,270
Total assets	$460,724	$456,893
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,876	$38,879
Accrued salaries, wages and benefits	17,698	19,915
Income tax payable	534	659
Short-term debt and current maturities of long-term debt	3,719	5,039
Current portion of operating lease liabilities	5,566	6,038
Other current liabilities	16,711	13,382
Total current liabilities	90,104	83,912
Deferred tax liabilities	5,088	4,969
Long-term debt, net of current maturities	147,604	143,591
Operating lease liabilities, net of current portion	41,007	42,291
Other non-current liabilities	11,673	14,111
Total liabilities	295,476	288,874
Commitments and contingencies (Note 11)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024	97,904	93,497
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 50,526 and 49,908 shares issued and outstanding at March 31, 2025 and December 31, 2024	505	499
Additional paid-in capital	452,187	455,811
Accumulated deficit	(340,306)	(333,621)
Accumulated other comprehensive loss	(45,042)	(48,167)
Total stockholders’ equity	67,344	74,522
Total liabilities, preferred stock, and stockholders’ equity	$460,724	$456,893
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(6,685)	$(12,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,774	12,547
Amortization of debt issuance costs and discount	716	544
Paid-in-kind interest	316	730
Total derivative loss (gain), net of cash settlements	(1,762)	3,331
Share of net income from joint venture	(2,439)	(2,271)
Share-based compensation expense	839	846
Deferred income taxes	174	(260)
Other	(519)	(666)
Changes in operating assets and liabilities:
Accounts receivable	(5,403)	(6,888)
Inventories	(220)	(1,554)
Other operating assets	(3,444)	(4,821)
Income taxes receivable and payable, net	(163)	(163)
Accounts payable	6,468	6,130
Other operating liabilities	3	5,744
Net cash provided by (used in) operating activities	(3,345)	712
Cash flows from investing activities
Acquisition of property, plant and equipment	(3,907)	(5,460)
Proceeds from sale of property, plant, and equipment	177	98
Net cash used in investing activities	(3,730)	(5,362)
Cash flows from financing activities
Proceeds from long-term debt	11,000	13,001
Repayments of long-term debt	(9,026)	(29,808)
Cash paid for debt issuance costs	—	(646)
Proceeds from sale-leaseback of equipment	—	4,910
Proceeds from sale-leaseback of land and buildings	—	16,863
Repayments of financing obligations	(297)	(99)
Repayments of short-term debt	(63)	—
Other	(1,031)	(651)
Net cash provided by financing activities	583	3,570
Effect of exchange rate changes on cash flows	103	(213)
Net change in cash and cash equivalents	(6,389)	(1,293)
Cash and cash equivalents at beginning of period	18,128	21,903
Cash and cash equivalents at end of period	$11,739	$20,610
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2024	49,908	$499	$455,811	$(333,621)	$(48,167)	$74,522
Net loss	—	—	—	(6,685)	—	(6,685)
Dividends accrued for preferred stock	—	—	(4,407)	—	—	(4,407)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	637	6	(7)	—	—	(1)
Share-based compensation expense	—	—	839	—	—	839
Restricted shares surrendered for tax withholdings under stock incentive plans	(19)	—	(49)	—	—	(49)
Other comprehensive income	—	—	—	—	3,125	3,125
Balance as of March 31, 2025	50,526	$505	$452,187	$(340,306)	$(45,042)	$67,344

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2023	47,269	$473	$457,632	$(295,348)	$(37,755)	$125,002
Net loss	—	—	—	(12,537)	—	(12,537)
Dividends accrued for preferred stock	—	—	(3,670)	—	—	(3,670)
Shares issued for warrants exercised	1,896	19	9,367	—	—	9,386
Shares issued under stock incentive plans, net of forfeitures	374	4	(4)	—	—	—
Share-based compensation expense	—	—	846	—	—	846
Restricted shares surrendered for tax withholdings under stock incentive plans	(19)	(1)	(90)	—	—	(91)
Other comprehensive loss	—	—	—	—	(2,795)	(2,795)
Balance as of March 31, 2024	49,520	$495	$464,081	$(307,885)	$(40,550)	$116,141

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As of March 31, 2025, we had 24 facilities in North America, South America, Europe and China. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2024, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2025. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three months ended March 31, 2025 and 2024; financial position as of March 31, 2025 and December 31, 2024; and cash flows for the three months ended March 31, 2025 and 2024, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the our financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2024 Annual Report. The results for the three months ended March 31, 2025, are not necessarily indicative of results for the year ending December 31, 2025, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounting Standards Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 832): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosures related to reportable segments, including significant segment expenses and other segment items. ASU 2023-07 also permits entities to disclose more than one measure of a segment’s profit or loss and requires quarterly disclosure of certain information that is now only required annually. We adopted ASU 2023-07 for the year ended December 31, 2024 and have presented the required interim disclosures on a retrospective basis in this March 31, 2025 Form 10-Q.
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

Assets Held for Sale
During the quarter ended March 31, 2025, we ceased production activity at our Mobile Solutions plant in Dowagiac, Michigan. The land and building, which we own, have been classified as held for sale as of March 31, 2025 as we are actively marketing the property for sale. The net book value of $1.4 million is included in “Other current assets” on the Condensed Consolidated Balance Sheets as of March 31, 2025.
Note 2. Segment Information
Our business is aggregated into the following two reportable segments:
•Mobile Solutions, which is focused on growth in the automotive, general industrial, and medical end markets; and
•Power Solutions, which is focused on growth in the electrical, general industrial, automotive, and medical end markets.
These components are operating segments as each has engaged in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker (“CODM”) reviews discrete financial information for purposes of allocating resources and assessing performance. The CODM, who is our President and Chief Executive Officer, uses segment income (loss) from operations to evaluate the performance of our segments each quarter and for annual forecasting purposes. Income (loss) from operations is used to make key operating decisions, such as the amount and timing of capital expenditures, plant optimization actions, and allocation of management resources. In addition to our two reportable segments, we report a Corporate category which includes corporate costs and unallocated expenses.
The following tables reconcile segment revenues to consolidated loss before provision for income taxes and share of net income from joint venture.

Three Months Ended March 31, 2025	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$62,244	$43,508	(64)	$105,688
Cost of sales	56,450	35,268	(72)	91,646
Selling, general, and administrative expense	3,538	2,682	4,950	11,170
Depreciation expense	4,209	780	380	5,369
Other segment items (1)	734	1,755	(197)	2,292
Segment income (loss) from operations	$(2,687)	$3,023	$(5,125)	$(4,789)
Interest expense				5,194
Other income, net				(2,169)
Loss before provision for income taxes and share of net income from joint venture				$(7,814)

Three Months Ended March 31, 2024	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$73,060	$48,238	(100)	$121,198
Cost of sales	63,087	38,110	(111)	101,086
Selling, general, and administrative expense	3,785	3,260	6,303	13,348
Depreciation expense	7,572	1,049	470	9,091
Other segment items (1)	759	1,840	(143)	2,456
Segment income (loss) from operations	$(2,143)	$3,979	$(6,619)	$(4,783)
Interest expense				5,366
Other expense, net				4,153
Loss before provision for income taxes and share of net income from joint venture				$(14,302)
_______________________________
(1)    Other segment items includes amortization expense and other operating expenses and income.

The following table presents capital expenditures and depreciation and amortization by reportable segment.

	Three Months Ended March 31,
	2025	2024
Capital expenditures:
Mobile Solutions	$2,666	$3,828
Power Solutions	874	995
Corporate	367	637
Total	$3,907	$5,460
Depreciation and amortization:
Mobile Solutions	$5,047	$8,409
Power Solutions	3,347	3,668
Corporate	380	470
Total	$8,774	$12,547
The following table summarizes total assets by reportable segment.

	March 31, 2025	December 31, 2024
Mobile Solutions (1)	$295,563	$294,204
Power Solutions	128,474	124,460
Corporate	36,687	38,229
Total	$460,724	$456,893
_______________________________
(1)     Total assets in Mobile Solutions includes $37.6 million and $35.0 million as of March 31, 2025 and December 31, 2024, respectively, related to our investment in a joint venture (see Note 7).
Note 3. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services.
The following tables summarize revenue by customer industry. Our products in the automotive industry include high-precision components and assemblies for electric power steering systems, electric braking, electric motors, fuel systems, emissions control, transmissions, stampings, sensors, and electrical contacts. Our products in the general industrial industry include high-precision metal components for a variety of industrial applications including diesel industrial motors, heating and cooling systems, fluid power systems, power tools, and more. While many of the industries we serve include electrical components, our products in the residential/commercial electrical industry category in the following tables include components used in smart meters, charging stations, circuit breakers, transformers, electrical contact assemblies, precision stampings, welded contact assemblies, specification plating, and surface finishing. The other category includes products sold in aerospace, defense, medical, and other industries.

Three Months Ended March 31, 2025	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$52,887	$7,237	$—	$60,124
General Industrial	4,403	9,579	—	13,982
Residential/Commercial Electrical	—	20,532	—	20,532
Other	4,954	6,160	(64)	11,050
Total net sales	$62,244	$43,508	$(64)	$105,688

Three Months Ended March 31, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$48,975	$8,256	$—	$57,231
General Industrial	18,713	13,138	—	31,851
Residential/Commercial Electrical	—	20,232	—	20,232
Other	5,372	6,612	(100)	11,884
Total net sales	$73,060	$48,238	$(100)	$121,198
Sales Concentration
During the three months ended March 31, 2025, a customer in our Mobile Solutions segment represented 13% of consolidated revenue, and a customer from our Power Solutions segment represented 11% of consolidated revenue.
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.4 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the three months ended March 31, 2025 included $0.1 million that was included in deferred revenue as of December 31, 2024.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2025, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Note 4. Accounts Receivable
We participate in programs established by our customers, which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. During the three months ended March 31, 2025 and 2024, we incurred fees of $0.1 million and $0.3 million, respectively, related to the sale of receivables, which is recorded in the “Other expense (income), net” line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
As of March 31, 2025 and December 31, 2024, one customer represented 11% of consolidated accounts receivable. Amounts due from this customer are primarily related to Mobile Solutions.
Note 5. Inventories
Inventories are comprised of the following amounts:

	March 31, 2025	December 31, 2024
Raw materials	$21,765	$20,664
Work in process	22,275	22,139
Finished goods	18,887	19,074
Total inventories	$62,927	$61,877
Note 6. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2024	$15,649	$28,761	$44,410
Amortization	(838)	(2,567)	(3,405)
Balance as of March 31, 2025	$14,811	$26,194	$41,005
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the three months ended March 31, 2025 and 2024.

Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2024	$34,971
Share of earnings	2,439
Foreign currency translation gain	212
Balance as of March 31, 2025	$37,622
Note 8. Debt
The following table presents amounts outstanding on our debt facilities.

	March 31, 2025	December 31, 2024
Term Loan Facility	$114,308	$114,397
ABL Facility	8,000	5,400
Financing obligations from sale-leaseback transactions	24,229	24,496
International loans	8,417	8,485
Unamortized debt issuance costs and discount (1)	(3,631)	(4,148)
Total debt	$151,323	$148,630
_______________________________
(1)    In addition to this amount, costs of $1.0 million and $1.2 million related to the ABL Facility were recorded in other non-current assets as of March 31, 2025 and December 31, 2024, respectively.
We capitalized interest costs of $0.2 million and $0.5 million in the three months ended March 31, 2025 and 2024, respectively, related to construction in progress.
Term Loan Facility
On March 22, 2021, we entered into a $150.0 million term loan facility (as amended from time to time, the “2021 Term Loan Facility”), on which outstanding borrowings bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a duration adjustment (“Adjusted Term SOFR”), subject to a 1.000% floor, plus an applicable margin of 6.875%, or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning in the second quarter of 2023, interest was increased on a paid-in-kind basis at a rate between 1.00% and 2.00% (“PIK interest”), dependent on our net leverage ratio for the most recently reported fiscal quarter and subject to reduction upon the occurrence of certain conditions as set forth in the credit agreement governing the 2021 Term Loan Facility. The PIK interest is payable on the loan maturity date of September 22, 2026. At March 31, 2025, the 2021 Term Loan Facility bore interest, including PIK interest, based on one-month Adjusted Term SOFR, at 12.300%.
The 2021 Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due at the loan maturity date. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. The 2021 Term Loan Facility is collateralized by all of our assets. The 2021 Term Loan Facility has a first lien on all domestic assets, other than accounts receivable and inventory and has a second lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the 2021 Term Loan Facility as of March 31, 2025.
The 2021 Term Loan Facility was issued at a $3.8 million discount and we have capitalized an additional $5.5 million in debt issuance costs. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
On April 16, 2025, we repaid all of our outstanding obligations under the 2021 Term Loan Facility with the proceeds from a new term loan arrangement that has an initial principal balance of $118.0 million. See Note 18.
ABL Facility
On December 30, 2024, we entered into a new asset backed credit facility (the “ABL Facility”) which provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $15.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest at either: 1) the one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10% (“Term SOFR Rate”); or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.00%, depending on the benchmark (“Alternative Base Rate”). At March 31, 2025, based on a one-month Term SOFR Rate, the interest rate on outstanding borrowings under the ABL Facility was 5.922%. We incur a commitment fee of 0.25% for unused capacity under the ABL Facility and a 1.85% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is the earlier of: 1) December 30, 2029; or 2) 91 days prior to the loan maturity date of the 2021 Term Loan Facility. We capitalized a total of $1.2 million in new debt issuance costs related to the ABL Facility.
As of March 31, 2025, we had $8.0 million outstanding borrowings under the ABL Facility, $10.4 million of outstanding letters of credit, and $18.3 million available for future borrowings under the ABL Facility. The ABL Facility is secured by a perfected lien over substantially all of the Company’s assets. We were in compliance with all requirements under the ABL Facility as of March 31, 2025.
Sale-Leaseback Transactions
In March 2024, we sold three of our properties for an aggregate sales price of $16.9 million, with the net proceeds used to repay a portion of the outstanding borrowings under the 2021 Term Loan Facility. Concurrent with the sale, we entered into a 20-year lease agreement for these properties. Since the lease agreement allows for us to exercise renewal options that extend for substantially all of the remaining economic life, we have the ability to maintain the risks and rewards of ownership. Since the transaction did not transfer control of the assets, it cannot be accounted for as a sale under ASC 606. As a result, the properties remain on our Condensed Consolidated Balance Sheets and the non-land assets will continue to be depreciated over their remaining useful lives. The $16.9 million of gross proceeds was recognized as a financing obligation as a component of long-term debt. The monthly lease payments, which increase 3.0% each year, are being amortized as principal payments and interest expense based on an effective interest rate of 9.715%. We incurred $0.6 million in debt issuance costs related to this transaction, which are being amortized over the term of the debt.
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
International Loans
We have fixed rate debt with various financial institutions in France, Poland and China, with maturity dates between 2025 and 2033. These loans, which were obtained to fund working capital and equipment purchases, had a weighted average interest rate of 2.335% at March 31, 2025.
Note 9. Preferred Stock
On March 22, 2021, we completed a private placement of 65,000 shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”), at a price of $1,000 per share. The Series D Preferred Stock has an initial liquidation preference of $1,000 per share and is redeemable at our option in cash at a redemption price equal to the liquidation preference then in effect. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases by 12.0% per year. On March 22, 2026, the cash dividend rate and in-kind dividend rate increase by 2.5% per year. Cash dividends are required beginning on September 30, 2027 and are limited based on terms and conditions of the 2021 Term Loan Agreement.
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
In accordance with ASC 815-15, Derivatives and Hedging - Embedded Derivatives, certain features of the Series D Preferred Stock were bifurcated and accounted for as derivatives separately. Note 16 discusses the accounting for these features.

As of March 31, 2025, the carrying value of the Series D Preferred Stock shares was $97.9 million, which included $51.2 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the three months ended March 31, 2025.

Balance as of December 31, 2024	$93,497
Accrual of in-kind dividends	3,054
Amortization	1,353
Balance as of March 31, 2025	$97,904
Note 10. Leases
The following table contains supplemental cash flow information related to leases.

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,158	$2,739
Operating cash flows used in finance leases	133	81
Financing cash flows used in finance leases	981	559
Right-of-use assets obtained in exchange for new finance lease liabilities	276	—
We recognized sublease income of $1.0 million and $0.9 million in the three months ended March 31, 2025 and 2024, respectively, which is recognized in the “Other operating income, net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents finance lease-related assets and liabilities recorded on the balance sheet.

	Financial Statement Line Item	March 31, 2025	December 31, 2024
Finance lease assets	Property, plant and equipment, net	16,885	16,579

Finance lease current liabilities	Other current liabilities	3,641	3,565
Finance lease non-current liabilities	Other non-current liabilities	4,873	5,469
Total finance lease liabilities		$8,514	$9,034
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
Note 12. Income Taxes
Our effective tax rate was (16.8)% and (3.5)% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
Note 13. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(6,685)	$(12,537)
Adjustment for preferred stock cumulative dividends and deemed dividends	(4,407)	(3,670)
Numerator for basic and diluted net loss per common share	$(11,092)	$(16,207)

Denominator:
Weighted average common shares outstanding	49,987	48,488
Adjustment for participating securities	(2,372)	(3,454)
Adjustment for warrants outstanding (1)	1,460	2,690
Shares used to calculate basic and diluted net loss per share	49,075	47,724

Basic and diluted net loss per common share	$(0.23)	$(0.34)
_______________________________
(1)     Outstanding warrants that are exercisable at an exercise price of $0.01 per share, are included in shares outstanding for calculation of basic earnings per share (see Note 16).
The following table presents securities that could be potentially dilutive in the future that were excluded from the calculation of diluted net loss per common share because they had an anti-dilutive effect.

	Three Months Ended March 31,
	2025	2024
Stock options	168	257
Warrants	1,500	1,500
Performance share units	820	268
Total antidilutive securities	2,488	2,025
Stock options excluded from the calculations of diluted net loss per share have a per share exercise price ranging from $7.93 to $25.16 for the three months ended March 31, 2025. Warrants excluded from the calculation of diluted net loss per share have a per share exercise price of $11.03 (see Note 16). Performance share units are potentially dilutive when the related performance criterion has been met.

Note 14. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
	2025	2024
Restricted stock	$550	$587
Performance share units	289	259
Share-based compensation expense	$839	$846
Restricted Stock
The following table presents the status of unvested restricted stock awards as of March 31, 2025, and activity during the three months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	2,326	$2.18
Granted	664	2.55
Vested	(249)	4.77
Forfeited	(37)	2.94
Unvested at March 31, 2025	2,704	$2.02
During the three months ended March 31, 2025, we granted 664,000 shares of restricted stock to non-executive directors, officers and certain other employees. The shares of these restricted stock awards vest pro-rata generally over three years for employees and over one year for non-executive directors. Total grant date fair value of restricted stock that vested in the three months ended March 31, 2025, was $1.2 million.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The following table presents the status of unvested PSUs as of March 31, 2025, and activity during the three months then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	3,671	$1.45
Granted	231	2.24
Nonvested at March 31, 2025	3,902	$1.50
During the three months ended March 31, 2025, we granted 231,000 PSUs to certain executive officers, which vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index during the three-year performance period that ends December 31, 2027.
We estimated the grant date fair value of the PSU awards using the Monte Carlo simulation model, as the total shareholder return metric and changes in stock price are considered market conditions under ASC Topic 718, Compensation – stock compensation.

Note 15. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Total
Balance as of December 31, 2024	$(48,167)	$—	$(48,167)
Other comprehensive income (loss) before reclassifications	3,125	—	3,125
Net other comprehensive income (loss)	3,125	—	3,125
Balance as of March 31, 2025	$(45,042)	$—	$(45,042)

Balance as of December 31, 2023	$(38,762)	$1,007	$(37,755)
Other comprehensive income (loss) before reclassifications	(2,346)	—	(2,346)
Amounts reclassified from AOCI to interest expense (1)	—	(449)	(449)
Net other comprehensive income (loss)	(2,346)	(449)	(2,795)
Balance as of March 31, 2024	$(41,108)	$558	$(40,550)
______________________
(1)    Represents gain recognized in interest expense on effective interest rate swap.
Note 16. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2024 Annual Report.
Embedded Derivatives
In accordance with ASC 815-15, Derivatives and Hedging - Embedded Derivatives, certain features of our preferred stock and long-term debt were bifurcated and accounted for as derivatives separately.
In conjunction with an amendment to our 2021 Term Loan in 2023, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants are exercisable, in full or in part, at any time prior to June 30, 2033. The 2023 Warrants include anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. As of March 31, 2025, 1.5 million of the 2023 Warrants remain outstanding.
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
The following table presents the change in the liability balance of the embedded derivatives during the three months ended March 31, 2025.

Balance as of December 31, 2024	$5,192
Change in fair value (1)	(1,762)
Balance as of March 31, 2025	$3,430
_______________________________
(1)    Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$3,297	$—	$133

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$4,776	$—	$416
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price (Level 1).
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods (Level 3). The probabilities resulted in a weighted average term of 2.0 years as of March 31, 2025 and December 31, 2024.
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
During the three months ended March 31, 2024, we recognized an interest benefit of $0.4 million, from gains recognized in interest expense on the effective interest rate swap in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of March 31, 2025 and December 31, 2024, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $152.4 million and $147.8 million, with a carrying amount of $151.3 million and $148.6 million, as of March 31, 2025 and December 31, 2024, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities (Level 3).
Note 17. Plant Optimization Activities
During the second half of 2024, we took specific steps to consolidate our footprint by identifying two manufacturing facilities to close due to volume rationalization which will reduce costs and improve operational efficiency. In January 2025, we ceased production activities at our Mobile Solutions plant in Juarez, Mexico, and in March 2025 we ended production activity at our Mobile Solutions plant in Dowagiac, Michigan. In addition, we implemented operational and cost optimization actions to reduce indirect and overhead costs.
We expect the facility closures and organizational changes to be completed in the first half of 2025. We estimate incurring $13.6 million in charges and once fully implemented, we expect to recognize annual benefits of approximately $5.4 million. We have recognized cumulative costs of $13.3 million, with $5.5 million recognized in the “Cost of sales” line, $1.3 million in the “Selling, general, and administrative expense” line, and $6.5 million in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All costs incurred have been recognized in the Mobile Solutions segment.

The following is a summary of costs incurred and amounts accrued during the three months ended March 31, 2025.

	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Restructuring costs	3,267	6,546	2,787	12,600
Amounts paid	(581)	—	(257)	(838)
Charges against assets	—	(6,546)	(2,530)	(9,076)
Balance as of December 31, 2024	$2,686	$—	$—	$2,686
Restructuring costs	275	—	401	676
Amounts paid	(1,774)	—	(401)	(2,175)
Balance as of March 31, 2025	$1,187	$—	$—	$1,187
Voluntary Early Retirement Program
During the three months ended March 31, 2025, we recognized $0.2 million related to an early retirement incentive program (“ERIP”) that was open to certain U.S. employees that met specified age and service requirements, and who terminated employment in 2025. The estimated total cost of the ERIP, including costs recognized in 2024, is $1.6 million with all benefit payments expected to be made in 2025.
Note 18. Subsequent Event
On April 16, 2025, we entered into a Term Loan Credit Agreement by and among the Company, the lenders from time to time party thereto (collectively, the “Lenders”) and Alter Domus (US) LLC, as administrative agent for the Lenders (the “2025 Term Loan Credit Agreement”). The 2025 Term Loan Credit Agreement establishes a new senior secured Term Loan Facility (the “2025 Term Loan Facility”) consisting of (i) $118.0 million of term loans (the “Closing Date Term Loans”) and (ii) $10.0 million of Delayed Draw Term Loans (together, with the Closing Date Term Loans, the “2025 Term Loans”) for an aggregate amount of $128.0 million maturing on April 16, 2030. We used the proceeds from the 2025 Term Loan Credit Agreement to repay all of our outstanding obligations under our previous 2021 Term Loan Facility.
Under the 2025 Term Loan Credit Agreement, interest rates on the 2025 Term Loans are determined based on the type of Term Loan, certain time periods, our Consolidated Net Leverage Ratio and whether the Delayed Draw Funding Date (as defined in the 2025 Term Loan Credit Agreement) has occurred. Outstanding borrowings under the 2025 Term Loan Facility currently bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a duration adjustment, subject to a 2.00% floor, plus an applicable margin of 9.25% (“Adjusted Term SOFR Rate Loans”); or 2) the greater of various benchmark rates, with certain adjustments, plus an applicable margin of 8.25% (“Base Rate Loans”). For interest payments due before April 16, 2027, we may elect to pay a portion of interest in-kind (“PIK Election”), subject to a minimum cash interest of 5.25% for Adjusted Term SOFR Rate Loans and 4.25% for Base Rate Loans. The applicable margin increases by 0.50% on borrowings to which the PIK Election is made.
Through October 16, 2026, we can elect to borrow up to an additional $10.0 million (“Delayed Draw”) under the 2025 Term Loan Facility, subject to satisfying certain conditions. If we borrow under the Delayed Draw, the applicable margin for all outstanding borrowings increases by 0.50%. Through October 16, 2026, we incur a 1.00% commitment fee on undrawn amounts under the Delayed Draw.
We may voluntarily prepay outstanding amounts under the 2025 Term Loan Facility, in whole or part without premium or penalty following April 16, 2027. If we voluntarily prepay borrowings prior to April 16, 2026, we are subject to a prepayment premium equal to the present value at the prepayment date of (i) 2.00% of the outstanding principal amount of the 2025 Term Loans to be prepaid, plus (ii) all remaining scheduled interest payments due on such 2025 Term Loans through April 16, 2026 (excluding accrued but unpaid interest to, but not including, the prepayment date), computed using a discount rate equal to the Treasury Rate (determined as of the Business Day prior to such date of prepayment) plus 50 basis points. If we voluntarily prepay borrowings prior to April 16, 2027, we are subject to a prepayment premium equal to 2.00% of the principal amount prepaid.
The 2025 Term Loan Facility is collateralized by all of our assets. The 2025 Term Loan Facility has a first lien on all domestic assets, other than accounts receivable and inventory and has a second lien on domestic accounts receivable and inventory.
In connection with the repayment and termination of the 2021 Term Loan Facility, we expect to recognize a loss on extinguishment of debt of approximately $3.0 million in the second quarter of 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three months ended March 31, 2025. The financial information as of March 31, 2025, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024, contained in our 2024 Annual Report, and the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “growth,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project,” “trajectory” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of pandemics, epidemics, disease outbreaks and other public health crises on our financial condition, business operations and liquidity; the potential impacts of tariffs on the U.S. economy, the economy of other countries in which we conduct operations and our industry, as well as the potential implications and ramifications of tariffs on our business and the local and global supply chains supporting the same, and our ability to mitigate any adverse impacts of such; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; material changes in the costs and availability of raw materials; economic, social, political and geopolitical instability, military conflict, currency fluctuation, and other risks of doing business outside of the United States; inflationary pressures and changes in the cost or availability of materials, supply chain shortages and disruptions, the availability of labor and labor disruptions along the supply chain; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures, as well as expansion of end markets and product offerings; our ability to hire or retain key personnel; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; our ability to secure, maintain or enforce patents or other appropriate protections for our intellectual property; new laws and governmental regulations; the impact of climate change on our operations; uncertainty of government policies and actions after recent U.S. elections in respect to global trade, tariffs and international trade agreements; and cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report and in this Quarterly Report. Any forward-looking statement speaks only as of the date of this Quarterly Report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect the Company. We qualify all forward-looking statements by these cautionary statements.
For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2024 Annual Report and this Quarterly Report.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the three months ended March 31, 2025, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.

Macroeconomic Conditions
We continue to monitor the ongoing impacts of current macroeconomic and geopolitical events, including changing conditions from ongoing military conflicts, tariffs, inflationary cost pressures, elevated interest rates, supply chain disruptions, and labor shortages and disruptions.
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
The U.S. economy has experienced inflationary increases and elevated interest rates, as well as supply issues in materials, services, and labor due to economic policy and military conflicts. We cannot predict the future impact on our end-markets or input costs, including tariffs and their potential implications and ramifications, nor our ability to recover cost increases through pricing.
Footprint Optimization
We have taken specific steps to consolidate our footprint by identifying less profitable end markets and focusing our strategic growth initiatives in markets where we believe we will be able to maximize profitability. During the second half of 2024, we identified two manufacturing facilities to close due to volume rationalization which will reduce costs and improve operational efficiency. During the first quarter of 2025, we ceased production activities at our Mobile Solutions plants in Juarez, Mexico and Dowagiac, Michigan. Additionally, we continue to evaluate our global footprint, which may result in further consolidation actions to further improve our overall cost structure.
Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024
Consolidated Results

	Three Months Ended March 31,
	2025	2024	$ Change
Net sales	$105,688	$121,198	$(15,510)
Cost of sales (exclusive of depreciation and amortization shown separately below)	91,646	101,086	$(9,440)
Selling, general, and administrative expense	11,170	13,348	(2,178)
Depreciation and amortization	8,774	12,547	(3,773)
Other operating income, net	(1,113)	(1,000)	(113)
Loss from operations	(4,789)	(4,783)	(6)
Interest expense	5,194	5,366	(172)
Other expense (income), net	(2,169)	4,153	(6,322)
Loss before provision for income taxes and share of net income from joint venture	(7,814)	(14,302)	6,488
Provision for income taxes	(1,310)	(506)	(804)
Share of net income from joint venture	2,439	2,271	168
Net loss	$(6,685)	$(12,537)	$5,852
Net Sales. Net sales decreased by $15.5 million, or 12.8%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the rationalization of underperforming business and plants, the sale of our Lubbock operations in 2024, lower volumes and unfavorable foreign exchange effects of $2.8 million. These decreases were partially offset by higher precious metals pass-through pricing.
Cost of Sales. Cost of sales decreased by $9.4 million, or 9.3%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the decrease in sales.
Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased by $2.2 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to lower incentive compensation expense.
Depreciation and amortization. Depreciation and amortization decreased by $3.8 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to impact of historical purchase accounting step-up basis becoming fully depreciated.

Other Operating Income, Net. Other operating income, net increased by $0.1 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase in gains on sale of equipment and higher sublease income.
Interest Expense.  Interest expense decreased by $0.2 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to lower average debt balances and lower interest rates. These reductions were partially offset by a decrease in the gain recognized on interest rate swap and an increase in the amortization of debt issuance costs and a lower amount of capitalized interest.

	Three Months Ended March 31,
	2025	2024
Interest on debt	$4,405	$5,676
Gain recognized on interest rate swap	—	(449)
Amortization of debt issuance costs and discount	716	544
Capitalized interest	(211)	(543)
Other	284	138
Total interest expense	$5,194	$5,366
Other Expense (Income), Net. Other expense (income), net changed favorably by $6.3 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to noncash derivative mark-to-market gains recognized during the current quarter compared to derivative losses recognized in the first quarter of 2024.
Provision For Income Taxes. Our effective tax rate was (16.8)% for the three months ended March 31, 2025, compared to (3.5)% for the three months ended March 31, 2024. The rate for the three months ended March 31, 2025 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
Share of Net Income from Joint Venture. Share of net income from the JV increased by $0.2 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to higher sales. The JV, in which we own a 49% investment, recognized net sales of $32.7 million and $31.1 million for the three months ended March 31, 2025 and 2024, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended March 31,
	2025	2024	$ Change
Net sales	$62,244	$73,060	$(10,816)
Loss from operations	$(2,687)	$(2,143)	$(544)
Net sales decreased by $10.8 million, or 14.8%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the closure of our Juarez, Mexico plant, lower volumes and unfavorable foreign exchange effects of $1.9 million.
Loss from operations increased by $0.5 million during the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to the lower revenue, partially offset by lower depreciation expense.
POWER SOLUTIONS

	Three Months Ended March 31,
	2025	2024	$ Change
Net sales	$43,508	$48,238	$(4,730)
Income from operations	$3,023	$3,979	$(956)
Net sales decreased by $4.7 million, or 9.8%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the sale of our Lubbock operations in 2024, lower volumes and unfavorable foreign exchange effects of $0.8 million. These decreases were partially offset by higher precious metals pass-through pricing.
Income from operations decreased by $1.0 million during the three months ended March 31, 2025 compared to the same period in the prior year, primarily due to the lower revenues and unfavorable product mix, partially offset by lower operating costs due to the sale of the Lubbock operations in 2024.

Changes in Financial Condition from December 31, 2024 to March 31, 2025
Overview
From December 31, 2024 to March 31, 2025, total assets increased by $3.8 million primarily due to increases in accounts receivable, prepaid assets and our investment in a joint venture. These increases were partially offset by decreases in intangible assets due to amortization.
From December 31, 2024 to March 31, 2025, total liabilities increased by $6.6 million, primarily due to increases in accounts payable, other current liabilities and long-term debt. These increases were partially offset by the decrease other noncurrent liabilities due to a decrease in the fair value of outstanding warrants.
Working capital, which consists of current assets less current liabilities, was $82.9 million as of March 31, 2025, compared to $83.7 million as of December 31, 2024. The decrease in working capital was primarily due to increases in accounts payable and other current liabilities, partially offset by increases in accounts receivable and prepaid assets.
Cash Flows
Cash used in operations was $3.3 million for the three months ended March 31, 2025, compared with cash provided of $0.7 million for the three months ended March 31, 2024. The unfavorable change is primarily due to lower gross margin contributions due to lower sales, and an increase in working capital.
Cash used in investing activities decreased by $1.6 million during the three months ended March 31, 2025, compared with the same period in 2024, due to lower expenditures for property, plant and equipment.
Cash provided by financing activities decreased by $3.0 million during the three months ended March 31, 2025 compared with the same period in 2024, primarily due to proceeds from the sale-leaseback transactions in 2024, partially offset by lower repayments of long-term debt.
Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our 2021 Term Loan Facility as of March 31, 2025, was $114.3 million, without regard to unamortized debt issuance costs and discount. As of March 31, 2025, we had $8.0 million outstanding borrowings under the ABL Facility and $18.3 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $10.4 million of outstanding letters of credit at March 31, 2025, which are considered as usage of the ABL Facility.
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
We were in compliance with all requirements under our 2021 Term Loan Facility and ABL Facility as of March 31, 2025. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
On April 16, 2025, we repaid all of our outstanding obligations under the 2021 Term Loan Facility with the proceeds from a new term loan arrangement that has an initial principal balance of $118.0 million. See Note 18 to the Condensed Consolidated Financial Statements.
Sale Leaseback Transactions
During 2024, we entered into several sale-leaseback transactions. We received $16.9 million from the sale and leaseback of three properties, with the net proceeds used to repay a portion of the outstanding borrowings under the 2021 Term Loan Facility. This financing obligation has an effective fixed interest rate of 9.715%, requires monthly payments and terminates in 2044. In addition, we received $8.3 million from the sale and leaseback of equipment, with $3.4 million of the net proceeds used to repay a portion of the outstanding borrowings under the 2021 Term Loan Facility and the balance used for ongoing operational investments. These financing obligations have a weighted average effective interest rate of 10.540%, require monthly payments and have a weighted average remaining term of 3.6 years.
Accounts Receivable Sales Programs
We participate in programs established by our customers which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. In exchange, we receive payment on the receivables, less a discount, sooner than under the customary credit terms we have extended to that customer. These programs allow us to improve working capital and cash flows at the same or lower interest rates as available on our ABL Facility. Our access to these programs is dependent on our customers’ ongoing agreements with the third-parties. Our participation in these programs is based on our specific cash needs throughout the year, the discount charged to receive payment earlier, the length of the payment terms with our customers, as well being subject to limits in our ABL Facility and 2021 Term Loan Facility agreements.
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act. Including interest accrued on the initial refund amount, we have a $12.4 million tax refund receivable at March 31, 2025, which is in the process of IRS review. The timing of the receipt of the refund is expected in the first half of 2025.
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
Critical Accounting Estimates
Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the 2024 Annual Report. Our most critical accounting estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Annual Report. There have been no material changes to our significant accounting policies or critical accounting estimates during the three months ended March 31, 2025.
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
At March 31, 2025, we had $114.3 million of principal outstanding under the 2021 Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.1 million on an annualized basis.
At March 31, 2025, based on a one-month Term SOFR Rate, the interest rate on outstanding borrowings under the ABL Facility was 5.92%.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of March 31, 2025.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As disclosed in Note 11 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 11 relating to legal proceedings is incorporated herein by reference.
Item 1A.    Risk Factors
Except as noted below, there have been no material changes to the risk factors disclosed in the 2024 Annual Report under Item 1A, “Risk Factors.”
Changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on our business.
Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as Mexico and China, could have a material adverse effect on our business and financial results. For example, the U.S. government has recently taken actions or made proposals that are intended to address trade imbalances or trade practices, specifically with China, among other countries, which include encouraging increased production in the United States. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Despite recent trade negotiations between the United States and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the United States, Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. A trade war or other significant changes in trade regulations could have a material adverse effect on our business, financial condition and results of operations.
If renegotiations of existing tariffs are unsuccessful or additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a material adverse effect on world trade and the global economy. Even in the absence of further tariffs or trade restrictions, the related uncertainty and the market's fear of an economic slowdown could lead to a decrease in consumer spending, and we may experience lower net sales than expected. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses.
While the future financial impact of these actions and potential additional U.S. tariff actions and retaliatory actions by other countries remains unknown, the potential implications and ramifications of tariffs could have a material adverse effect on our financial statements in any particular reporting period.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
January 1, 2025 to January 31, 2025	571	$3.16	—	—
February 1, 2025 to February 28, 2025	—	—	—	—
March 1, 2025 to March 31, 2025	19,049	2.55	—	—
Total	19,620	$2.57	—	—
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
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1	Letter of Understanding by and between NN, Inc. and Jami Statham.
10.2
Amendment No. 6 to Term Loan Credit Agreement, dated as of March 28, 2025, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2025 and incorporated herein by reference).

10.3
Term Loan Credit Agreement, dated as of April 16, 2025, among NN, Inc., as the Borrower and The Lenders Party Hereto and Alter Domus (US) LLC, as Administrative Agent for all of the Lenders (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2025 and incorporated herein by reference).

10.4
First Amendment to Revolving Credit and Security Agreement, dated as of April 16, 2025, by and among NN, Inc. as Borrower, certain subsidiaries of NN, Inc., the lenders party thereto and PNC Bank, National Association, as lender and as agent (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2025 and incorporated herein by reference).

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

NN, Inc.
(Registrant)

Date: May 7, 2025	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: May 7, 2025	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)