Form 10-Q
period 2025-06-30
NN INC
filed 2025-08-07
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2025, there were 50,298,512 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$107,921	$122,992	$213,609	$244,190
Cost of sales (exclusive of depreciation and amortization shown separately below)	89,699	101,257	181,345	202,343
Selling, general, and administrative expense	12,095	13,511	23,265	26,859
Depreciation and amortization	8,918	11,761	17,692	24,308
Other operating income, net	(1,327)	(1,390)	(2,440)	(2,390)
Loss from operations	(1,464)	(2,147)	(6,253)	(6,930)
Interest expense	5,657	5,873	10,851	11,239
Loss on extinguishment of debt	3,007	—	3,007	—
Other expense (income), net	(619)	(3,461)	(2,788)	692
Loss before benefit (provision) for income taxes and share of net income from joint venture	(9,509)	(4,559)	(17,323)	(18,861)
Benefit (provision) for income taxes	(774)	215	(2,084)	(291)
Share of net income from joint venture	2,181	2,141	4,620	4,412
Net loss	$(8,102)	$(2,203)	$(14,787)	$(14,740)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$4,454	$(3,387)	$7,579	$(5,733)
Reclassification adjustments from the interest rate swap included in net loss, net of tax	—	(449)	—	(898)
Other comprehensive income (loss)	$4,454	$(3,836)	$7,579	$(6,631)
Comprehensive loss	$(3,648)	$(6,039)	$(7,208)	$(21,371)

Basic and diluted net loss per share	$(0.26)	$(0.12)	$(0.48)	$(0.46)
Shares used to calculate basic and diluted net loss per share	49,433	48,839	49,255	48,281

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$9,542	$18,128
Accounts receivable, net of allowances of $1,600 and $1,515 at June 30, 2025 and December 31, 2024	69,825	61,549
Inventories	62,793	61,877
Income tax receivable	13,084	12,634
Prepaid assets	4,602	2,855
Other current assets	12,133	10,519
Total current assets	171,979	167,562
Property, plant and equipment, net of accumulated depreciation of $255,950 and $240,532 at June 30, 2025 and December 31, 2024	164,248	162,034
Operating lease right-of-use assets	37,301	39,317
Intangible assets, net	37,599	44,410
Investment in joint venture	40,312	34,971
Deferred tax assets	1,329	1,329
Other non-current assets	7,992	7,270
Total assets	$460,760	$456,893
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,793	$38,879
Accrued salaries, wages and benefits	14,444	19,915
Income tax payable	484	659
Current maturities of long-term debt	5,580	5,039
Current portion of operating lease liabilities	5,903	6,038
Other current liabilities	16,949	13,382
Total current liabilities	89,153	83,912
Deferred tax liabilities	4,896	4,969
Long-term debt, net of current maturities	154,047	143,591
Operating lease liabilities, net of current portion	39,710	42,291
Other non-current liabilities	10,896	14,111
Total liabilities	298,702	288,874
Commitments and contingencies (Note 11)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024	102,518	93,497
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 50,287 and 49,908 shares issued and outstanding at June 30, 2025 and December 31, 2024	503	499
Additional paid-in capital	448,033	455,811
Accumulated deficit	(348,408)	(333,621)
Accumulated other comprehensive loss	(40,588)	(48,167)
Total stockholders’ equity	59,540	74,522
Total liabilities, preferred stock, and stockholders’ equity	$460,760	$456,893
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(14,787)	$(14,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,692	24,308
Amortization of debt issuance costs and discount	1,024	1,106
Paid-in-kind interest	1,236	1,436
Loss on extinguishment of debt	3,007	—
Total derivative gain, net of cash settlements	(2,036)	(1,068)
Share of net income from joint venture	(4,620)	(4,412)
Share-based compensation expense	1,640	1,536
Deferred income taxes	(5)	(479)
Other	(785)	(758)
Changes in operating assets and liabilities:
Accounts receivable	(6,568)	(8,747)
Inventories	1,044	(1,185)
Other operating assets	(3,318)	(2,705)
Income taxes receivable and payable, net	(589)	(1,326)
Accounts payable	6,564	1,726
Other operating liabilities	(3,540)	4,739
Net cash used in operating activities	(4,041)	(569)
Cash flows from investing activities
Acquisition of property, plant and equipment	(7,630)	(9,052)
Proceeds from sale of property, plant, and equipment	451	237
Net cash used in investing activities	(7,179)	(8,815)
Cash flows from financing activities
Proceeds from asset backed credit facilities	21,000	25,000
Repayments of asset backed credit facilities	(21,400)	(25,000)
Proceeds from term loans and other long-term debt	118,579	—
Repayments of term loans and other long-term debt	(115,356)	(21,061)
Cash paid for debt issuance costs	(3,553)	(646)
Proceeds from sale-leaseback of equipment	946	8,324
Proceeds from sale-leaseback of land and buildings	4,300	16,863
Repayments of financing obligations	(601)	(211)
Other	(2,352)	(1,700)
Net cash provided by financing activities	1,563	1,569
Effect of exchange rate changes on cash flows	1,071	(342)
Net change in cash and cash equivalents	(8,586)	(8,157)
Cash and cash equivalents at beginning of period	18,128	21,903
Cash and cash equivalents at end of period	$9,542	$13,746
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental schedule of non-cash activities:
Non-cash additions to property, plant and equipment	$3,547	$3,464
Non-cash additions to financing obligations	1,304	—
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of March 31, 2025	50,526	$505	$452,187	$(340,306)	$(45,042)	$67,344
Net loss	—	—	—	(8,102)	—	(8,102)
Dividends accrued for preferred stock	—	—	(4,614)	—	—	(4,614)
Shares forfeited under stock incentive plans	(64)	—	—	—	—	—
Share-based compensation expense	—	—	801	—	—	801
Restricted shares surrendered for tax withholdings under stock incentive plans	(175)	(2)	(341)	—	—	(343)
Other comprehensive income	—	—	—	—	4,454	4,454
Balance as of June 30, 2025	50,287	$503	$448,033	$(348,408)	$(40,588)	$59,540

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of March 31, 2024	49,520	$495	$464,081	$(307,885)	$(40,550)	$116,141
Net loss	—	—	—	(2,203)	—	(2,203)
Dividends accrued for preferred stock	—	—	(3,843)	—	—	(3,843)
Shares issued for warrants exercised	499	5	1,985	—	—	1,990
Shares issued under stock incentive plans, net of forfeitures	147	1	(1)	—	—	—
Share-based compensation expense	—	—	690	—	—	690
Restricted shares surrendered for tax withholdings under stock incentive plans	(134)	(1)	(502)	—	—	(503)
Other comprehensive loss	—	—	—	—	(3,836)	(3,836)
Balance as of June 30, 2024	50,032	$500	$462,410	$(310,088)	$(44,386)	$108,436

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2024	49,908	$499	$455,811	$(333,621)	$(48,167)	$74,522
Net loss	—	—		(14,787)	—	(14,787)
Dividends accrued for preferred stock	—	—	(9,021)	—	—	(9,021)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	573	6	(7)	—	—	(1)
Share-based compensation expense	—	—	1,640	—	—	1,640
Restricted shares surrendered for tax withholdings under stock incentive plans	(194)	(2)	(390)	—	—	(392)
Other comprehensive income	—	—	—	—	7,579	7,579
Balance as of June 30, 2025	50,287	$503	$448,033	$(348,408)	$(40,588)	$59,540

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2023	47,269	$473	$457,632	$(295,348)	$(37,755)	$125,002
Net loss	—	—	—	(14,740)	—	(14,740)
Dividends accrued for preferred stock	—	—	(7,513)	—	—	(7,513)
Shares issued for warrants exercised	2,395	24	11,352	—	—	11,376
Shares issued under stock incentive plans, net of forfeitures	521	5	(5)	—	—	—
Share-based compensation expense	—	—	1,536	—	—	1,536
Restricted shares surrendered for tax withholdings under stock incentive plans	(153)	(2)	(592)	—	—	(594)
Other comprehensive loss	—	—	—	—	(6,631)	(6,631)
Balance as of June 30, 2024	50,032	$500	$462,410	$(310,088)	$(44,386)	$108,436
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As of June 30, 2025, we had 24 facilities in North America, South America, Europe and China. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2024, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2025. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and six months ended June 30, 2025 and 2024; financial position as of June 30, 2025 and December 31, 2024; and cash flows for the six months ended June 30, 2025 and 2024, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly our financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2024 Annual Report. The results for the three and six months ended June 30, 2025, are not necessarily indicative of results for the year ending December 31, 2025, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounting Standards Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 832): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosures related to reportable segments, including significant segment expenses and other segment items. ASU 2023-07 also requires quarterly disclosure of certain information that had only been required annually. We adopted ASU 2023-07 for the year ended December 31, 2024 and have presented the required interim disclosures on a retrospective basis in this June 30, 2025 Form 10-Q.
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

Assets Held for Sale
During the three months ended March 31, 2025, we ceased production activity at our Mobile Solutions plant in Dowagiac, Michigan. The land and building, which we own, have been classified as held for sale as of June 30, 2025 as we are actively marketing the property for sale. The net book value of $1.4 million is included in “Other current assets” on the Condensed Consolidated Balance Sheets as of June 30, 2025.
Note 2. Segment Information
Our business is aggregated into the following two reportable segments:
•Mobile Solutions, which is focused on growth in the automotive, general industrial, and medical end markets; and
•Power Solutions, which is focused on growth in the electrical, general industrial, automotive, and medical end markets.
These components are operating segments as each has engaged in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker (“CODM”) reviews discrete financial information for purposes of allocating resources and assessing performance. The CODM, who is our President and Chief Executive Officer, uses segment income (loss) from operations to evaluate the performance of our segments each quarter and for annual forecasting purposes. Income (loss) from operations is used to make key operating decisions, such as the amount and timing of capital expenditures, plant optimization actions, and allocation of management resources. In addition to our two reportable segments, we report a Corporate category, which includes corporate costs and unallocated expenses.
The following tables reconcile segment revenues to consolidated loss before benefit (provision) for income taxes and share of net income from joint venture.

Three Months Ended June 30, 2025	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$63,391	$44,641	(111)	$107,921
Cost of sales	55,817	33,997	(115)	89,699
Selling, general, and administrative expense	3,785	2,387	5,923	12,095
Depreciation expense	4,294	804	414	5,512
Other segment items (1)	605	1,671	(197)	2,079
Segment income (loss) from operations	$(1,110)	$5,782	$(6,136)	$(1,464)
Interest expense				5,657
Loss on extinguishment of debt				3,007
Other income, net				(619)
Loss before benefit (provision) for income taxes and share of net income from joint venture				$(9,509)

Three Months Ended June 30, 2024	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$72,855	$50,151	(14)	$122,992
Cost of sales	62,968	38,310	(21)	101,257
Selling, general, and administrative expense	4,190	3,604	5,717	13,511
Depreciation expense	6,870	1,078	357	8,305
Other segment items (1)	457	1,839	(230)	2,066
Segment income (loss) from operations	$(1,630)	$5,320	$(5,837)	$(2,147)
Interest expense				5,873
Other income, net				(3,461)
Loss before benefit (provision) for income taxes and share of net income from joint venture				$(4,559)

Six Months Ended June 30, 2025	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$125,635	$88,149	(175)	$213,609
Cost of sales	112,267	69,265	(187)	181,345
Selling, general, and administrative expense	7,323	5,069	10,873	23,265
Depreciation expense	8,503	1,584	794	10,881
Other segment items (1)	1,339	3,426	(394)	4,371
Segment income (loss) from operations	$(3,797)	$8,805	$(11,261)	$(6,253)
Interest expense				10,851
Loss on extinguishment of debt				3,007
Other income, net				(2,788)
Loss before benefit (provision) for income taxes and share of net income from joint venture				$(17,323)

Six Months Ended June 30, 2024	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$145,915	$98,389	(114)	$244,190
Cost of sales	126,055	76,420	(132)	202,343
Selling, general, and administrative expense	7,975	6,864	12,020	26,859
Depreciation expense	14,442	2,127	827	17,396
Other segment items (1)	1,216	3,679	(373)	4,522
Segment income (loss) from operations	$(3,773)	$9,299	$(12,456)	$(6,930)
Interest expense				11,239
Other expense, net				692
Loss before benefit (provision) for income taxes and share of net income from joint venture				$(18,861)
_______________________________
(1)    Other segment items includes amortization expense and other operating expenses and income.

The following table presents capital expenditures and depreciation and amortization by reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures:
Mobile Solutions	$2,865	$2,354	$5,531	$6,182
Power Solutions	338	1,041	1,212	2,036
Corporate	520	197	887	834
Total	$3,723	$3,592	$7,630	$9,052
Depreciation and amortization:
Mobile Solutions	$5,133	$7,710	$10,180	$16,119
Power Solutions	3,371	3,694	6,718	7,362
Corporate	414	357	794	827
Total	$8,918	$11,761	$17,692	$24,308

The following table summarizes total assets by reportable segment.

	June 30, 2025	December 31, 2024
Mobile Solutions (1)	$297,796	$294,204
Power Solutions	131,057	124,460
Corporate	31,907	38,229
Total	$460,760	$456,893
_______________________________
(1)     Total assets in Mobile Solutions includes $40.3 million and $35.0 million as of June 30, 2025 and December 31, 2024, respectively, related to our investment in a joint venture (see Note 7).
Note 3. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services.
The following tables summarize revenue by customer industry. Our products in the automotive and commercial vehicle industry include high-precision components and assemblies for electric power steering systems, electric braking, electric motors, fuel systems, emissions control, transmissions, stampings, sensors, and electrical contacts. Our products in the general industrial industry include high-precision metal components for a variety of industrial applications including diesel industrial motors, heating and cooling systems, fluid power systems, power tools, and more. While many of the industries we serve include electrical components, our products in the residential/commercial electrical industry category in the following tables include components used in smart meters, charging stations, circuit breakers, transformers, electrical contact assemblies, precision stampings, welded contact assemblies, specification plating, and surface finishing. The other category includes products sold in aerospace, defense, medical, and other industries.

Three Months Ended June 30, 2025	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$57,772	$7,840	$—	$65,612
General Industrial	967	11,243	—	12,210
Residential/Commercial Electrical	—	18,444	—	18,444
Other	4,652	7,114	(111)	11,655
Total net sales	$63,391	$44,641	$(111)	$107,921

Three Months Ended June 30, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$50,217	$8,066	$—	$58,283
General Industrial	17,534	13,669	—	31,203
Residential/Commercial Electrical	—	21,486	—	21,486
Other	5,104	6,930	(14)	12,020
Total net sales	$72,855	$50,151	$(14)	$122,992

Six Months Ended June 30, 2025	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$110,659	$15,077	$—	$125,736
General Industrial	5,370	20,822	—	26,192
Residential/Commercial Electrical	—	38,976	—	38,976
Other	9,606	13,274	(175)	22,705
Total net sales	$125,635	$88,149	$(175)	$213,609

Six Months Ended June 30, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$99,192	$16,322	$—	$115,514
General Industrial	36,247	26,807	—	63,054
Residential/Commercial Electrical	—	41,718	—	41,718
Other	10,476	13,542	(114)	23,904
Total net sales	$145,915	$98,389	$(114)	$244,190
Sales Concentration
During the six months ended June 30, 2025, a customer in our Mobile Solutions segment represented 13% of consolidated revenue.
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.5 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the six months ended June 30, 2025 included $0.1 million that was included in deferred revenue as of December 31, 2024. The balance of deferred revenue was $0.2 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the six months ended June 30, 2024 included $0.4 million that was included in deferred revenue as of December 31, 2023.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2025, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Note 4. Accounts Receivable
The balance of trade accounts receivable was $68.8 million and $65.5 million as of June 30, 2024 and December 31, 2023, respectively. The following table presents changes in the allowance for credit losses.

	Six Months Ended
	June 30, 2025	June 30, 2024
Balance at beginning of year	1,515	$1,241
Additions	134	582
Write-offs and other	(86)	(148)
Currency impact	37	(15)
Balance at end of period	$1,600	$1,660
We participate in programs established by our customers, which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. During the six months ended June 30, 2025 and 2024, we incurred fees of $0.3 million and $0.6 million, respectively, related to the sale of receivables, which is recorded in the “Other expense (income), net” line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
As of June 30, 2025 and December 31, 2024, one customer represented 12% of consolidated accounts receivable. Amounts due from this customer are primarily related to Mobile Solutions.
Note 5. Inventories
Inventories are comprised of the following amounts:

	June 30, 2025	December 31, 2024
Raw materials	$23,058	$20,664
Work in process	21,194	22,139
Finished goods	18,541	19,074
Total inventories	$62,793	$61,877

Note 6. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2024	$15,649	$28,761	$44,410
Amortization	(1,677)	(5,134)	(6,811)
Balance as of June 30, 2025	$13,972	$23,627	$37,599
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the six months ended June 30, 2025 and 2024.
Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2024	$34,971
Share of earnings	4,620
Foreign currency translation gain	721
Balance as of June 30, 2025	$40,312
Note 8. Debt
The following table presents amounts outstanding on our debt facilities.

	June 30, 2025	December 31, 2024
Term loan facilities	$118,901	$114,397
ABL Facility	5,000	5,400
Financing obligations from sale-leaseback transactions	30,493	24,496
International loans	9,140	8,485
Unamortized debt issuance costs and discount (1)	(3,907)	(4,148)
Total debt	$159,627	$148,630
_______________________________
(1)    In addition to this amount, costs of $1.0 million and $1.2 million related to the ABL Facility were recorded in other non-current assets as of June 30, 2025 and December 31, 2024, respectively.
We capitalized interest costs of $0.4 million and $0.7 million in the six months ended June 30, 2025 and 2024, respectively, related to construction in progress.
Term Loan Facility
On April 16, 2025 (the “Closing Date”), we entered into a Term Loan Credit Agreement by and among the Company, the lenders from time to time party thereto (collectively, the “Lenders”) and Alter Domus (US) LLC, as administrative agent (the “Term Loan Agent”) for the Lenders (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement establishes a new $128.0 million senior secured Term Loan Facility (the “Term Loan Facility”) consisting of (i) a $118.0 million of term loan funded in full on the Closing Date (the “Closing Date Term Loans”) and (ii) $10.0 million of delayed draw term loan commitments (any delayed draw term loans funded thereunder, the “Delayed Draw Term Loans”, and together, with the Closing Date Term Loans, the “Term Loans”). The Term Loans mature on April 16, 2030. We used the proceeds from the Closing Date Term Loan to repay all of our outstanding obligations under our previously outstanding term loan facility (see ‘2021 Term Loan’ section below).
Under the Term Loan Credit Agreement, interest rates on the Term Loans are determined based on the type of Term Loan, the length of the interest period, our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Agreement) and whether we have borrowed any Delayed Draw Term Loans. The Term Loans currently bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a duration adjustment, subject to a 2.00% floor, plus an applicable margin of 9.25% (“Adjusted Term SOFR Rate Loans”); or 2) the greater of various benchmark rates, with certain adjustments, plus an applicable margin of 8.25% (“Base Rate Loans”). For interest payments due before April 16, 2027, we may elect to pay a portion of interest in-kind (“PIK Election”), subject to a minimum cash interest of 5.25% for Adjusted Term

SOFR Rate Loans and 4.25% for Base Rate Loans. The applicable margin increases by 0.50% on borrowings to which the PIK Election is made. At June 30, 2025, the Term Loans bore interest, including amounts we have elected to pay as PIK interest, based on one-month Adjusted Term SOFR, at 14.18%.
Subject to satisfying certain conditions, Delayed Draw Term Loans are available until October 16, 2026. If we borrow Delayed Draw Term Loans, the applicable margin for all Term Loans increases by 0.50%. Through October 16, 2026, we incur a 1.00% commitment fee on undrawn amounts under the Delayed Draw, payable quarterly in arrears.
Subject to certain exceptions, we are required to make principal payments (i) annually that are calculated as a percentage, based on our Consolidated Net Leverage Ratio, of our Excess Cash Flow (as defined in the Term Loan Credit Agreement), (ii) Net Cash Proceeds (as defined in the Term Loan Credit Agreement) of certain non-ordinary course Dispositions (as defined in the Term Loan Credit Agreement) within 10 business days of receipt thereof, and (iii) Net Cash Proceeds from certain insurance events. We may voluntarily prepay the Term Loans, in whole or part without premium or penalty following April 16, 2027. If we voluntarily prepay borrowings prior to April 16, 2026, we are subject to a prepayment premium equal to the present value at the prepayment date of (i) 2.00% of the outstanding principal amount of the Term Loans to be prepaid, plus (ii) all remaining scheduled interest payments due on such Term Loans through April 16, 2026 (excluding accrued but unpaid interest to, but not including, the prepayment date), computed using a discount rate equal to the Treasury Rate (determined as of the Business Day prior to such date of prepayment) plus 50 basis points. If we voluntarily prepay borrowings following April 16, 2026 and prior to April 16, 2027, we are subject to a prepayment premium equal to 2.00% of the principal amount prepaid.
The Term Loan Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, certain financial covenants, such as maximum Consolidated Net Leverage Ratio and minimum Domestic Liquidity (as defined in the Term Loan Credit Agreement), subject, in the case of the Consolidated Net Leverage Ratio covenant, to certain equity cure rights. We were in compliance with the financial covenants of the Term Loan Facility as of June 30, 2025.
Our obligations under the Term Loan Credit Agreement are guaranteed by certain of our subsidiaries and are required to be guaranteed by certain of our later formed or acquired subsidiaries (collectively, the “Guarantors”). Our obligations under the Term Loan Credit Agreement are collateralized by substantially all of our and the Guarantor’s assets. The Term Loan Agent, for itself and on behalf of the Lenders, has a first lien on all domestic assets, other than accounts receivable and inventory, and certain foreign assets and has a second lien on domestic accounts receivable and inventory.
The Term Loan Facility was issued at a $2.5 million discount and we capitalized an additional $0.7 million in debt issuance costs. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
2021 Term Loan
On March 22, 2021, we entered into a $150.0 million term loan facility (as amended from time to time, the “2021 Term Loan Facility”) which required principal payments of $0.4 million with the remaining unpaid principal amount due at the original loan maturity date of September 22, 2026. On April 16, 2025, we repaid all of our outstanding obligations under the 2021 Term Loan Facility with the proceeds from the Closing Date Term Loans. The 2021 Term Loan Facility was collateralized by all of our assets and had a first lien on all domestic assets, other than accounts receivable and inventory and had a second lien on domestic accounts receivable and inventory.
Outstanding borrowings on the 2021 Term Loan bore interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a duration adjustment (“Adjusted Term SOFR”), subject to a 1.000% floor, plus an applicable margin of 6.875%, or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning in the second quarter of 2023, interest was increased on a paid-in-kind basis at a rate between 1.00% and 2.00% (“PIK interest”), dependent on our net leverage ratio for the most recently reported fiscal quarter and subject to reduction upon the occurrence of certain conditions as set forth in the credit agreement governing the 2021 Term Loan Facility. At April 16, 2025, the 2021 Term Loan Facility bore interest, including PIK interest, based on one-month Adjusted Term SOFR, at 12.300%.
The 2021 Term Loan Facility was issued at a $3.8 million discount and we capitalized an additional $5.5 million in debt issuance costs which were amortized over the term of the debt. During the six months ended June 30, 2025, we recognized a $3.0 million loss on extinguishment of debt in connection with the termination of the 2021 Term Loan Facility.
ABL Facility
On December 30, 2024, we entered into a new asset backed credit facility (the “ABL Facility”) which provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $15.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest at either: 1) the one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10% (“Term SOFR Rate”); or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.00%, depending on the benchmark (“Alternative Base Rate”). At

June 30, 2025, based on the Alternative Base Rate, the interest rate on outstanding borrowings under the ABL Facility was 8.000%. We incur a commitment fee of 0.25% for unused capacity under the ABL Facility and a 1.85% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is the earlier of: 1) December 30, 2029; or 2) 91 days prior to the loan maturity date of the Term Loan Facility. We capitalized a total of $1.2 million in new debt issuance costs related to the ABL Facility.
As of June 30, 2025, we had $5.0 million outstanding borrowings under the ABL Facility, $10.9 million of outstanding letters of credit, and $24.2 million available for future borrowings under the ABL Facility. The ABL Facility is secured by a perfected lien over substantially all of the Company’s assets. We were in compliance with the financial covenants of the ABL Facility as of June 30, 2025.
Sale-Leaseback Transactions
In March 2024, we sold three of our properties for an aggregate sales price of $16.9 million and concurrent with the sale, we entered into a 20-year lease agreement with the purchaser for these properties. In May 2025, we sold an additional property for a sales price of $4.3 million and concurrent with the sale, entered into a 19-year lease agreement with the purchaser for the property.
Since these lease agreements allow for us to exercise renewal options that extend for substantially all of the remaining economic life, we have the ability to maintain the risks and rewards of ownership. Because the transactions did not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the properties remain on our Condensed Consolidated Balance Sheets and the non-land assets will continue to be depreciated over their remaining useful lives. The $21.2 million of total gross proceeds from these transactions were recognized as financing obligations as a component of long-term debt. The monthly lease payments, which increase 3.00% each year, are being amortized as principal payments and interest expense through 2044 based on a weighted average effective interest rate of 9.500%. We incurred $0.9 million in debt issuance costs related to these transactions, which is being amortized over the term of the debt.
In March 2024, we sold multiple pieces of manufacturing equipment for an aggregate sales price of $4.9 million. Concurrent with the sale, we entered into a 5-year lease agreement with the purchaser that includes a repurchase option for this equipment. In May 2024, we sold additional pieces of manufacturing equipment for an aggregate sales price of $3.4 million and entered into 5-year and 6-year lease agreements with the purchaser for the equipment. In June 2025, we sold additional pieces of manufacturing equipment for an aggregate sales price of $2.3 million and entered into 5-year lease agreements with the purchaser for the equipment. Since these lease agreements allow for us to exercise a purchase option, we have the ability to maintain the risks and rewards of ownership. Since the transactions did not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the assets remain on our Condensed Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives. The $10.6 million of total gross proceeds from these transactions were recognized as a financing obligation as a component of long-term debt. The monthly lease payments are being amortized as principal payments and interest expense on a weighted average effective interest rate of 9.170%.
International Loans
We have fixed rate debt with various financial institutions in France, Poland and China, with maturity dates between 2026 and 2033. These loans, which were obtained to fund working capital and equipment purchases, had a weighted average interest rate of 2.23% at June 30, 2025.
Note 9. Preferred Stock
On March 22, 2021, we completed a private placement of 65,000 shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”), at a price of $1,000 per share. The Series D Preferred Stock has an initial liquidation preference of $1,000 per share and is redeemable at our option in cash at a redemption price equal to the liquidation preference then in effect. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases by 12.0% per year. On March 22, 2026, the cash dividend rate and in-kind dividend rate increase by 2.5%, and each year thereafter. Cash dividends are required beginning on September 30, 2027 and are limited based on terms and conditions of the Company’s outstanding credit agreements.
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

As of June 30, 2025, the carrying value of the Series D Preferred Stock shares was $102.5 million, which included $55.8 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the six months ended June 30, 2025.

Balance as of December 31, 2024	$93,497
Accrual of in-kind dividends	6,199
Amortization	2,822
Balance as of June 30, 2025	$102,518
Note 10. Leases
The following table contains supplemental cash flow information related to leases.

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$4,315	$4,731
Operating cash flows used in finance leases	256	162
Financing cash flows used in finance leases	1,960	1,105
Right-of-use assets obtained in exchange for new operating lease liabilities	—	692
Right-of-use assets obtained in exchange for new finance lease liabilities	276	645
We recognized sublease income of $1.9 million and $1.9 million in the six months ended June 30, 2025 and 2024, respectively, which is recognized in the “Other operating income, net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents finance lease-related assets and liabilities recorded on the balance sheet.

	Financial Statement Line Item	June 30, 2025	December 31, 2024
Finance lease assets	Property, plant and equipment, net	17,174	16,579

Finance lease current liabilities	Other current liabilities	3,671	3,565
Finance lease non-current liabilities	Other non-current liabilities	4,133	5,469
Total finance lease liabilities		$7,804	$9,034
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
Note 12. Income Taxes
Our effective tax rate was (8.1)% and (12.0)% for the three and six months ended June 30, 2025, respectively, and 4.7% and (1.5)% for the three and six months ended June 30, 2024, respectively. The effective tax rate for the three and six months ended June 30, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which impacts various provisions of the U.S. federal tax code, including but not limited to 100% bonus depreciation, immediate expensing of domestic research and development costs, modifications to the limitation on business interest expense and changes to the international tax regime. Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. We are currently assessing the impact OBBBA will have on our consolidated financial statements. The effects of the new law will be reflected in the period of enactment and in future periods as additional guidance is issued and we complete our analysis.
Note 13. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(8,102)	$(2,203)	$(14,787)	$(14,740)
Adjustment for preferred stock cumulative dividends and deemed dividends	(4,614)	(3,843)	(9,021)	(7,513)
Numerator for basic and diluted net loss per common share	$(12,716)	$(6,046)	$(23,808)	$(22,253)

Denominator:
Weighted average common shares outstanding	50,404	49,940	50,197	49,214
Adjustment for participating securities	(2,429)	(2,622)	(2,401)	(3,038)
Adjustment for warrants outstanding (1)	1,458	1,521	1,459	2,105
Shares used to calculate basic and diluted net loss per share	49,433	48,839	49,255	48,281

Basic and diluted net loss per common share	$(0.26)	$(0.12)	$(0.48)	$(0.46)
_______________________________
(1)     Outstanding warrants that are exercisable at an exercise price of $0.01 per share are included in shares outstanding for calculation of basic earnings per share (see Note 16).
The following table presents securities that could be potentially dilutive in the future that were excluded from the calculation of diluted net loss per common share because they had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	134	207	151	232
Warrants	1,500	1,500	1,500	1,500
Performance share units	820	820	820	783
Total antidilutive securities	2,454	2,527	2,471	2,515
Stock options excluded from the calculations of diluted net loss per share have a per share exercise price ranging from $7.93 to $25.16 for the six months ended June 30, 2025. Warrants excluded from the calculation of diluted net loss per share have a per share exercise price of $11.03 (see Note 16). Performance share units are potentially dilutive when the related performance criterion has been met.
Note 14. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock	$470	$532	$1,020	$1,119
Performance share units	331	158	620	417
Share-based compensation expense	$801	$690	$1,640	$1,536
Restricted Stock
The following table presents the status of unvested restricted stock awards as of June 30, 2025, and activity during the six months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	2,326	$2.18
Granted	664	2.55
Vested	(700)	2.67
Forfeited	(102)	2.73
Unvested at June 30, 2025	2,188	$2.11
During the six months ended June 30, 2025, we granted 664,000 shares of restricted stock to non-executive directors, officers and certain other employees. The shares of these restricted stock awards vest pro-rata generally over three years for employees and over one year for non-executive directors. Total grant date fair value of restricted stock that vested in the six months ended June 30, 2025, was $1.9 million.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The following table presents the status of unvested PSUs as of June 30, 2025, and activity during the six months then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	3,671	$1.45
Granted	231	2.24
Nonvested at June 30, 2025	3,902	$1.50
During the six months ended June 30, 2025, we granted 231,000 PSUs to certain executive officers, which vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index during the three-year performance period that ends December 31, 2027.
We estimated the grant date fair value of the PSU awards using the Monte Carlo simulation model, as the total shareholder return metric and changes in stock price are considered market conditions under ASC Topic 718, Compensation – stock compensation.

Note 15. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Total
Balance as of March 31, 2025	$(45,042)	$—	$(45,042)
Other comprehensive income (loss) before reclassifications	4,454	—	4,454
Net other comprehensive income (loss)	4,454	—	4,454
Balance as of June 30, 2025	$(40,588)	$—	$(40,588)

Balance as of March 31, 2024	$(41,108)	$558	$(40,550)
Other comprehensive income (loss) before reclassifications	(3,387)	—	(3,387)
Amounts reclassified from AOCI to interest expense (1)	—	(449)	(449)
Net other comprehensive income (loss)	(3,387)	(449)	(3,836)
Balance as of June 30, 2024	$(44,495)	$109	$(44,386)

	Foreign Currency Translation	Interest rate swap	Total
Balance as of December 31, 2024	$(48,167)	$—	$(48,167)
Other comprehensive income (loss) before reclassifications	7,579	—	7,579
Net other comprehensive income (loss)	7,579	—	7,579
Balance as of June 30, 2025	$(40,588)	$—	$(40,588)

Balance as of December 31, 2023	$(38,762)	$1,007	$(37,755)
Other comprehensive income (loss) before reclassifications	(5,733)	—	(5,733)
Amounts reclassified from AOCI to interest expense (1)	—	(898)	(898)
Net other comprehensive income (loss)	(5,733)	(898)	(6,631)
Balance as of June 30, 2024	$(44,495)	$109	$(44,386)
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
In conjunction with an amendment to our 2021 Term Loan in 2023, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants are exercisable, in full or in part, at any time prior to June 30, 2033. The 2023 Warrants include anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the three months ended June 30, 2024, 500,000 of the 2023 Warrants were exercised on a cashless basis, resulting in the issuance of 499,000 shares of common stock. As of June 30, 2025, 1.5 million of the 2023 Warrants remain outstanding.
In conjunction with our placement of the Series D Preferred Stock in 2021, we issued warrants to purchase up to 1.9 million shares of our common stock (the “2021 Warrants”). The 2021 Warrants were exercisable, in full or in part, at an exercise price of $0.01 per share, subject to anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the three months ended March 31, 2024, all of the 2021 Warrants were exercised on a cashless basis, resulting in the issuance of 1,896,000 shares of common stock.
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
The following table presents the change in the liability balance of the embedded derivatives during the six months ended June 30, 2025.

Balance as of December 31, 2024	$5,192
Change in fair value (1)	(2,036)
Balance as of June 30, 2025	$3,156
_______________________________
(1)    Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$3,062	$—	$94

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$4,776	$—	$416
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price (Level 1).
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods (Level 3). The probabilities resulted in a weighted average term of 1.8 years and 2.0 years as of June 30, 2025 and December 31, 2024, respectively.
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
During the three and six months ended June 30, 2024, we recognized an interest benefit of $0.4 million and $0.9 million, respectively, from gains recognized in interest expense on the effective interest rate swap in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of June 30, 2025 and December 31, 2024, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $166.1 million and $147.8 million, with a carrying amount of $159.6 million and $148.6 million, as of June 30, 2025 and December 31, 2024, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities (Level 3).

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
As of June 30, 2025, we substantially completed the facility closures and organizational changes. We estimate incurring $13.6 million in charges and once fully implemented, we expect to recognize annual benefits of approximately $5.4 million. We have recognized cumulative costs of $13.4 million, with $5.5 million recognized in the “Cost of sales” line, $1.4 million in the “Selling, general, and administrative expense” line, and $6.5 million in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All costs incurred have been recognized in the Mobile Solutions segment.
The following is a summary of costs incurred and amounts accrued during the three months ended June 30, 2025.

	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Restructuring costs	3,267	6,546	2,787	12,600
Amounts paid	(581)	—	(257)	(838)
Charges against assets	—	(6,546)	(2,530)	(9,076)
Balance as of December 31, 2024	$2,686	$—	$—	$2,686
Restructuring costs	380	—	401	781
Amounts paid	(2,195)	—	(401)	(2,596)
Balance as of June 30, 2025	$871	$—	$—	$871
Voluntary Early Retirement Program
During the six months ended June 30, 2025, we recognized $0.4 million related to an early retirement incentive program (“ERIP”) that was open to certain U.S. employees that met specified age and service requirements, and who terminated employment in 2025. The estimated total cost of the ERIP, including costs recognized in 2024, is $1.6 million with all benefit payments expected to be made in 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three and six months ended June 30, 2025. The financial information as of June 30, 2025, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024, contained in our 2024 Annual Report, and the Condensed Consolidated Financial Statements included in this Quarterly Report.
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “growth,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project,” “trajectory” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of pandemics, epidemics, disease outbreaks and other public health crises on our financial condition, business operations and liquidity; the potential impacts of tariffs on the U.S. economy, the economy of other countries in which we conduct operations and our industry, as well as the potential implications and ramifications of tariffs on our business and the local and global supply chains supporting the same, and our ability to mitigate any adverse impacts of such; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; material changes in the costs and availability of raw materials; economic, social, political and geopolitical instability, military conflict, currency fluctuation, and other risks of doing business outside of the United States; inflationary pressures and changes in the cost or availability of materials, supply chain shortages and disruptions, the availability of labor and labor disruptions along the supply chain; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures, as well as expansion of end markets and product offerings; our ability to hire or retain key personnel; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; our ability to secure, maintain or enforce patents or other appropriate protections for our intellectual property; new laws and governmental regulations; the impact of climate change on our operations; uncertainty of government policies and actions in respect to global trade, tariffs and international trade agreements; and cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report and in this Quarterly Report. Any forward-looking statement speaks only as of the date of this Quarterly Report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect the Company. We qualify all forward-looking statements by these cautionary statements.
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
Factors That May Influence Results of Operations
We believe there are several important factors that have influenced and we expect will continue to influence our results of operations.

Macroeconomic Conditions
We continue to monitor the ongoing impacts of current macroeconomic and geopolitical events, including changing conditions from global trade negotiations and tariffs, inflationary cost pressures on metal, raw materials, and other manufacturing inputs, elevated interest rates, supply chain disruptions, and ongoing military conflicts.
Global trade negotiations continue to create volatility in the marketplace. New trade restrictions and/or increases in tariffs could have a material impact on our business, financial condition, or results of operations by increasing our input costs and decreasing demand, although the nature of those trade restrictions and tariffs remains unclear. Additionally, tariffs may increase the risk for elevated inflation more generally, which may drive an increase in other input costs. We cannot predict the future impact on our end-markets or input costs, including tariffs and their potential implications and ramifications, nor our ability to recover all cost increases through pricing or the timing of such recoveries.
Footprint Optimization
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
Results of Operations
Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024
Consolidated Results

	Three Months Ended June 30,
	2025	2024	$ Change
Net sales	$107,921	$122,992	$(15,071)
Cost of sales (exclusive of depreciation and amortization shown separately below)	89,699	101,257	(11,558)
Selling, general, and administrative expense	12,095	13,511	(1,416)
Depreciation and amortization	8,918	11,761	(2,843)
Other operating income, net	(1,327)	(1,390)	63
Loss from operations	(1,464)	(2,147)	683
Interest expense	5,657	5,873	(216)
Loss on extinguishment of debt	3,007	—	3,007
Other income, net	(619)	(3,461)	2,842
Loss before benefit (provision) for income taxes and share of net income from joint venture	(9,509)	(4,559)	(4,950)
Benefit (provision) for income taxes	(774)	215	(989)
Share of net income from joint venture	2,181	2,141	40
Net loss	$(8,102)	$(2,203)	$(5,899)
Net Sales. Net sales decreased by $15.1 million, or 12.3%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the rationalization of underperforming business and plants, the sale of our Lubbock operations in 2024, lower volumes and unfavorable foreign exchange effects of $0.7 million. These decreases were partially offset by contribution of new business launches and higher precious metals pass-through pricing.
Cost of Sales. Cost of sales decreased by $11.6 million, or 11.4%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the decrease in sales.
Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased by $1.4 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to lower compensation expense related to lower headcount.
Depreciation and amortization. Depreciation and amortization decreased by $2.8 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to impact of historical purchase accounting step-up basis becoming fully depreciated in the second half of 2024.

Interest Expense.  Interest expense decreased by $0.2 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to lower average debt balances, lower interest rates and lower amortization of debt issuance costs. These reductions were partially offset by the gain recognized on interest rate swap in 2024.

	Three Months Ended June 30,
	2025	2024
Interest on debt	$5,377	$5,679
Gain recognized on interest rate swap	—	(449)
Amortization of debt issuance costs and discount	308	562
Capitalized interest	(196)	(193)
Other	168	274
Total interest expense	$5,657	$5,873
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $3.0 million during the three months ended June 30, 2025 due to the termination of the 2021 Term Loan Facility, see Note 7 to the Condensed Consolidated Financial Statements.
Other Income, Net. Other income, net decreased by $2.8 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to lower noncash derivative mark-to-market losses recognized during the current quarter compared to the second quarter of 2024.
Benefit (Provision) For Income Taxes. Our effective tax rate was (8.1)% for the three months ended June 30, 2025, compared to 4.7% for the three months ended June 30, 2024. The rate for the three months ended June 30, 2025 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
Share of Net Income from Joint Venture. Share of net income from the JV was unchanged during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The JV, in which we own a 49% investment, recognized net sales of $31.6 million and $31.6 million for the three months ended June 30, 2025 and 2024, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended June 30,
	2025	2024	$ Change
Net sales	$63,391	$72,855	$(9,464)
Loss from operations	$(1,110)	$(1,630)	$520
Net sales decreased by $9.5 million, or 13.0%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to rationalized volume, lower volume and unfavorable foreign exchange effects of $0.3 million.
Loss from operations decreased by $0.5 million during the three months ended June 30, 2025, compared to the same period in the prior year, primarily due to lower depreciation expense partially offset by lower revenue.
POWER SOLUTIONS

	Three Months Ended June 30,
	2025	2024	$ Change
Net sales	$44,641	$50,151	$(5,510)
Income from operations	$5,782	$5,320	$462
Net sales decreased by $5.5 million, or 11.0%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the sale of our Lubbock operations in 2024, lower volumes and unfavorable foreign exchange effects of $0.4 million. These decreases were partially offset by higher precious metals pass-through pricing.
Income from operations increased by $0.5 million during the three months ended June 30, 2025 compared to the same period in the prior year, primarily due to the lower compensation costs due to headcount reduction, partially offset by lower revenues and the sale of the Lubbock operations in 2024.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024
Consolidated Results

	Six Months Ended June 30,
	2025	2024	$ Change
Net sales	$213,609	$244,190	$(30,581)
Cost of sales (exclusive of depreciation and amortization shown separately below)	181,345	202,343	$(20,998)
Selling, general, and administrative expense	23,265	26,859	(3,594)
Depreciation and amortization	17,692	24,308	(6,616)
Other operating income, net	(2,440)	(2,390)	(50)
Loss from operations	(6,253)	(6,930)	677
Interest expense	10,851	11,239	(388)
Loss on extinguishment of debt	3,007	—	3,007
Other expense (income), net	(2,788)	692	(3,480)
Loss before provision for income taxes and share of net income from joint venture	(17,323)	(18,861)	1,538
Provision for income taxes	(2,084)	(291)	(1,793)
Share of net income from joint venture	4,620	4,412	208
Net loss	$(14,787)	$(14,740)	$(47)
Net Sales. Net sales decreased by $30.6 million, or 12.5%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the rationalization of underperforming business and plants, the sale of our Lubbock operations, lower volumes and unfavorable foreign exchange effects of $3.5 million. These decreases were partially offset by contribution of new business launches and higher precious metals pass-through pricing.
Cost of Sales.  Cost of sales decreased by $21.0 million, or 10.4%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the decrease in sales.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased by $3.6 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to lower compensation expense due to a reduction in headcount.
Depreciation and amortization. Depreciation and amortization decreased by $6.6 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to impact of historical purchase accounting step-up basis becoming fully depreciated in the second half of 2024.
Interest Expense.  Interest expense decreased by $0.4 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to lower average debt balances and lower interest rates. These reductions were partially offset by the gain recognized on interest rate swap in 2024 and a lower amount of capitalized interest during 2025.

	Six Months Ended June 30,
	2025	2024
Interest on debt	$9,782	$11,355
Gain recognized on interest rate swap	—	(898)
Amortization of debt issuance costs and discount	1,024	1,106
Capitalized interest	(407)	(736)
Other	452	412
Total interest expense	$10,851	$11,239
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $3.0 million during the six months ended June 30, 2025 due to the termination of the 2021 Term Loan Facility, see Note 7 to the Condensed Consolidated Financial Statements.
Other Expense (Income), Net. Other expense (income), net changed favorably by $3.5 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to noncash derivative mark-to-market gains recognized during 2025 and favorable foreign exchange effects associated with intercompany borrowings.
Benefit (Provision) for Income Taxes. Our effective tax rate was (12.0)% for the six months ended June 30, 2025, compared to (1.5)% for the six months ended June 30, 2024. The rate for the six months ended June 30, 2025 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
Share of Net Income from Joint Venture. Share of net income from the JV increased by $0.2 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to higher sales and increased margin partially offset by higher fixed costs, depreciation and interest expense. The JV, in which we own a 49% investment, recognized net sales of $64.3 million and $62.7 million for the six months ended June 30, 2025 and 2024, respectively.
Results by Segment
MOBILE SOLUTIONS

	Six Months Ended June 30,
	2025	2024	$ Change
Net sales	$125,635	$145,915	$(20,280)
Loss from operations	$(3,797)	$(3,773)	$(24)
Net sales decreased by $20.3 million, or 13.9%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to rationalized volume, lower volume and unfavorable foreign exchange effects of $2.2 million.
Loss from operations was unchanged at $3.8 million during the six months ended June 30, 2025 and 2024. The decrease in depreciation expense was offset by the lower revenues.
POWER SOLUTIONS

	Six Months Ended June 30,
	2025	2024	$ Change
Net sales	$88,149	$98,389	$(10,240)
Income from operations	$8,805	$9,299	$(494)
Net sales decreased by $10.2 million, or 10.4%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the sale of our Lubbock operations in 2024, lower volumes and unfavorable foreign exchange effects of $1.3 million. These decreases were partially offset by higher precious metals pass-through pricing
Income from operations decreased by $0.5 million during the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to the sale of our Lubbock operations and lower sales. These decreases were partially offset by lower compensation costs and higher precious metals pass-through pricing
Changes in Financial Condition from December 31, 2024 to June 30, 2025
Overview
From December 31, 2024 to June 30, 2025, total assets increased by $3.9 million primarily due to increases in accounts receivable, property, plant and equipment and our investment in a joint venture. These increases were partially offset by decreases in intangible assets due to amortization.
From December 31, 2024 to June 30, 2025, total liabilities increased by $9.8 million, primarily due to increases in accounts payable, other current liabilities and long-term debt. These increases were partially offset by a decrease in accrued salaries, wages and benefits due to reduced compensation costs.
Working capital, which consists of current assets less current liabilities, decreased by $0.8 million, from December 31, 2024 to June 30, 2025. The change was primarily due to an increase in accounts receivable and a decrease in accrued salaries, wages and benefits, partially offset by increases in accounts payable and other current liabilities.
Cash Flows
Cash used in operations was $4.0 million for the six months ended June 30, 2025, compared with $0.6 million for the six months ended June 30, 2024. The unfavorable change is primarily due to lower gross margin contributions due to lower sales, and an increase in working capital.
Cash used in investing activities decreased by $1.6 million during the six months ended June 30, 2025, compared with the same period in 2024, due to lower purchases of property, plant and equipment in 2025.
Cash provided by financing activities was unchanged at $1.6 million during the six months ended June 30, 2025 and 2024. The increase in proceeds from the new term loan in 2025 was offset by the proceeds from the sale-leaseback transactions in 2024.

Liquidity and Capital Resources
Credit Facilities
On April 16, 2025, we entered into a Term Loan Credit Agreement by and among the Company, the lenders from time to time party thereto and Alter Domus (US) LLC, as administrative agent for the Lenders. The Term Loan Credit Agreement establishes a new, $128.0 million senior secured Term Loan Facility consisting of (i) $118.0 million of term loans funded in full on the Closing Date and (ii) $10.0 million of delayed draw term loan commitments. The Term Loans mature on April 16, 2030. We used the net proceeds from the Closing Date Term Loan to repay all of our outstanding obligations under our previous 2021 Term Loan Facility.
The principal amount outstanding under our Term Loan Facility as of June 30, 2025, was $118.9 million, without regard to unamortized debt issuance costs and discount. As of June 30, 2025, we had $5.0 million outstanding borrowings under the ABL Facility and $24.2 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $10.9 million of outstanding letters of credit at June 30, 2025, which are considered as usage of the ABL Facility.
Outstanding borrowings under the Term Loan Facility currently bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate with a duration adjustment, subject to a 2.00% floor, plus an applicable margin of 9.25%; or 2) the greater of various benchmark rates, with certain adjustments, plus an applicable margin of 8.25%. For interest payments due before April 16, 2027, we may elect to pay a portion of interest in-kind, subject to a minimum cash interest of 5.25% for Adjusted Term SOFR Rate Loans and 4.25%% for Base Rate Loans. The applicable margin increases by 0.50% on borrowings to which the PIK Election is made. Subject to certain exceptions, we are required to make principal payments (i) annually that are calculated as a percentage, based on our Consolidated Net Leverage Ratio, of our Excess Cash Flow (as defined in the Term Loan Credit Agreement), (ii) Net Cash Proceeds (as defined in the Term Loan Credit Agreement) of certain non-ordinary course Dispositions (as defined in the Term Loan Credit Agreement) within 10 business days of receipt thereof, and (iii) Net Cash Proceeds from certain insurance events.
The ABL Facility bears interest on a variable borrowing rate based on either: 1) the one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10%; or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.00%, depending on the benchmark. We pay a commitment fee of 0.25% for unused capacity under the ABL Facility.
We were in compliance with the financial covenants of the Term Loan Facility and ABL Facility as of June 30, 2025. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
Sale Leaseback Transactions
During 2024 and 2025, we entered into several sale-leaseback transactions and received a total of $21.2 million from the sale and leaseback of several properties. These financing obligations have a weighted average effective fixed interest rate of 9.500%, requires monthly payments and terminate in 2044. In addition, we received $10.6 million from the sale and leaseback of equipment. These financing obligations have a weighted average effective interest rate of 9.170%, require monthly payments and have a weighted average remaining term of 3.8 years.
Working Capital Management
We manage our liquidity and working capital to fund our operations, meet debt service obligations, finance capital expenditures and fund other business initiatives. The cost of raw materials, primarily for steel, copper and precious metals is subject to price volatility due to tariffs, supply chain constraints and market supply and demand. A significant increase in the prices we pay for raw materials may cause our working capital needs to increase, which could reduce our liquidity and borrowing availability.
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
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act. Including interest accrued on the initial refund amount, we have a $12.6 million tax refund receivable at June 30, 2025, which is being processed for refund at the IRS service center. The timing of the receipt of the refund is expected in 2025.

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
Critical Accounting Estimates
Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the 2024 Annual Report. Our most critical accounting estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Annual Report. There have been no material changes to our significant accounting policies or critical accounting estimates during the six months ended June 30, 2025.
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
At June 30, 2025, we had $118.9 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.2 million on an annualized basis.
At June 30, 2025, based on the Alternative Base Rate, the interest rate on outstanding borrowings under the ABL Facility was 8.00%.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of June 30, 2025.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
April 1, 2025 to April 30, 2025	32,959	$2.19	—	—
May 1, 2025 to May 31, 2025	131,100	1.90	—	—
June 1, 2025 to June 30, 2025	10,981	1.95	—	—
Total	175,040	$1.96	—	—
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
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of NN, Inc. (Filed as exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 on June 6, 2002 and incorporated herein by reference).
3.2
Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Declassification) (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2019 and incorporated herein by reference).

3.3
Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Share Increase) (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 20, 2019 and incorporated herein by reference).

3.4	Amended and Restated By-Laws of NN, Inc. (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2023 and incorporated herein by reference).
10.1
Term Loan Credit Agreement, dated as of April 16, 2025, among NN, Inc., as the Borrower and The Lenders Party Hereto and Alter Domus (US) LLC, as Administrative Agent for all of the Lenders (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2025 and incorporated herein by reference).

10.2
First Amendment to Revolving Credit and Security Agreement, dated as of April 16, 2025, by and among NN, Inc. as Borrower, certain subsidiaries of NN, Inc., the lenders party thereto and PNC Bank, National Association, as lender and as agent (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2025 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    This certification is being furnished solely to accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 6, 2025	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: August 6, 2025	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)