Form 10-Q
period 2025-09-30
NN INC
filed 2025-10-29
CIK 918541

    UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2025, there were 50,195,810 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$103,882	$113,587	$317,492	$357,777
Cost of sales (exclusive of depreciation and amortization shown separately below)	86,410	97,131	267,755	299,474
Selling, general, and administrative expense	11,059	10,257	34,325	37,116
Depreciation and amortization	9,064	10,844	26,756	35,152
Other operating income, net	(404)	(895)	(2,843)	(3,285)
Loss from operations	(2,247)	(3,750)	(8,501)	(10,680)
Interest expense	5,666	5,404	16,517	16,643
Loss on extinguishment of debt	—	—	3,007	—
Other income, net	(70)	(5,315)	(2,858)	(4,623)
Loss before provision for income taxes and share of net income from joint venture	(7,843)	(3,839)	(25,167)	(22,700)
Provision for income taxes	(815)	(903)	(2,898)	(1,194)
Share of net income from joint venture	1,979	2,185	6,599	6,597
Net loss	$(6,679)	$(2,557)	$(21,466)	$(17,297)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$806	$3,970	$8,385	$(1,763)
Reclassification adjustments from the interest rate swap included in net loss, net of tax	—	(109)	—	(1,007)
Other comprehensive income (loss)	$806	$3,861	$8,385	$(2,770)
Comprehensive income (loss)	$(5,873)	$1,304	$(13,081)	$(20,067)

Basic and diluted net loss per share	$(0.23)	$(0.13)	$(0.72)	$(0.59)
Shares used to calculate basic and diluted net loss per share	49,605	48,997	49,373	48,522

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$12,215	$18,128
Accounts receivable, net of allowances of $1,630 and $1,515 at September 30, 2025 and December 31, 2024	63,037	61,549
Inventories	63,486	61,877
Income tax receivable	13,152	12,634
Prepaid assets	3,938	2,855
Other current assets	14,111	10,519
Total current assets	169,939	167,562
Property, plant and equipment, net of accumulated depreciation of $259,229 and $240,532 at September 30, 2025 and December 31, 2024	161,887	162,034
Operating lease right-of-use assets	36,197	39,317
Intangible assets, net	34,194	44,410
Investment in joint venture	39,485	34,971
Deferred tax assets	1,329	1,329
Other non-current assets	7,931	7,270
Total assets	$450,962	$456,893
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,728	$38,879
Accrued salaries, wages and benefits	14,797	19,915
Income tax payable	449	659
Current maturities of long-term debt	5,487	5,039
Current portion of operating lease liabilities	6,158	6,038
Other current liabilities	17,292	13,382
Total current liabilities	90,911	83,912
Deferred tax liabilities	4,407	4,969
Long-term debt, net of current maturities	149,376	143,591
Operating lease liabilities, net of current portion	38,380	42,291
Other non-current liabilities	10,969	14,111
Total liabilities	294,043	288,874
Commitments and contingencies (Note 11)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024	107,350	93,497
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 50,196 and 49,908 shares issued and outstanding at September 30, 2025 and December 31, 2024	502	499
Additional paid-in capital	443,936	455,811
Accumulated deficit	(355,087)	(333,621)
Accumulated other comprehensive loss	(39,782)	(48,167)
Total stockholders’ equity	49,569	74,522
Total liabilities, preferred stock, and stockholders’ equity	$450,962	$456,893
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(21,466)	$(17,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,756	35,152
Amortization of debt issuance costs and discount	1,255	1,718
Paid-in-kind interest	2,148	2,064
Loss on extinguishment of debt	3,007	—
Total derivative loss (gain), net of cash settlements	(2,109)	582
Share of net income from joint venture, net of cash dividends received	(3,551)	(6,597)
Gain on sale of business	—	(7,154)
Share-based compensation expense	2,377	2,347
Deferred income taxes	(481)	(477)
Other	(363)	(658)
Changes in operating assets and liabilities:
Accounts receivable	506	(3,957)
Inventories	533	(1,916)
Other operating assets	(3,171)	(2,873)
Income taxes receivable and payable, net	(690)	(1,078)
Accounts payable	7,629	1,794
Other operating liabilities	(5,256)	2,739
Net cash provided by operating activities	7,124	4,389
Cash flows from investing activities
Acquisition of property, plant and equipment	(11,058)	(15,352)
Proceeds from sale of property, plant, and equipment	1,837	266
Proceeds received from sale of business	—	17,000
Net cash provided by (used in) investing activities	(9,221)	1,914
Cash flows from financing activities
Proceeds from asset backed credit facilities	37,000	38,000
Repayments of asset backed credit facilities	(42,400)	(38,000)
Proceeds from term loans and other long-term debt	119,234	—
Repayments of term loans and other long-term debt	(116,583)	(37,320)
Cash paid for debt issuance costs	(3,553)	(746)
Proceeds from sale-leaseback of equipment	989	8,324
Proceeds from sale-leaseback of land and buildings	4,300	16,863
Repayments of financing obligations	(913)	(492)
Other	(3,351)	(2,262)
Net cash used in financing activities	(5,277)	(15,633)
Effect of exchange rate changes on cash flows	1,461	(124)
Net change in cash and cash equivalents	(5,913)	(9,454)
Cash and cash equivalents at beginning of period	18,128	21,903
Cash and cash equivalents at end of period	$12,215	$12,449
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental schedule of non-cash activities:
Non-cash additions to property, plant and equipment	$3,266	$2,425
Non-cash additions to financing obligations	1,304	—
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of June 30, 2025	50,287	$503	$448,033	$(348,408)	$(40,588)	$59,540
Net loss	—	—	—	(6,679)	—	(6,679)
Dividends accrued for preferred stock	—	—	(4,832)	—	—	(4,832)
Shares forfeited under stock incentive plans	(89)	(1)	1	—	—	—
Share-based compensation expense	—	—	737	—	—	737
Restricted shares surrendered for tax withholdings under stock incentive plans	(2)	—	(3)	—	—	(3)
Other comprehensive income	—	—	—	—	806	806
Balance as of September 30, 2025	50,196	$502	$443,936	$(355,087)	$(39,782)	$49,569

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of June 30, 2024	50,032	$500	$462,410	$(310,088)	$(44,386)	$108,436
Net loss	—	—	—	(2,557)	—	(2,557)
Dividends accrued for preferred stock	—	—	(3,977)	—	—	(3,977)
Shares issued under stock incentive plans, net of forfeitures	(82)	(1)	1	—	—	—
Share-based compensation expense	—	—	811	—	—	811
Other comprehensive income	—	—	—	—	3,861	3,861
Balance as of September 30, 2024	49,950	$499	$459,245	$(312,645)	$(40,525)	$106,574

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2024	49,908	$499	$455,811	$(333,621)	$(48,167)	$74,522
Net loss	—	—		(21,466)	—	(21,466)
Dividends accrued for preferred stock	—	—	(13,853)	—	—	(13,853)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	484	5	(6)	—	—	(1)
Share-based compensation expense	—	—	2,377	—	—	2,377
Restricted shares surrendered for tax withholdings under stock incentive plans	(196)	(2)	(393)	—	—	(395)
Other comprehensive income	—	—	—	—	8,385	8,385
Balance as of September 30, 2025	50,196	$502	$443,936	$(355,087)	$(39,782)	$49,569

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2023	47,269	$473	$457,632	$(295,348)	$(37,755)	$125,002
Net loss	—	—	—	(17,297)	—	(17,297)
Dividends accrued for preferred stock	—	—	(11,490)	—	—	(11,490)
Shares issued for warrants exercised	2,395	24	11,352	—	—	11,376
Shares issued under stock incentive plans, net of forfeitures	439	4	(4)	—	—	—
Share-based compensation expense	—	—	2,347	—	—	2,347
Restricted shares surrendered for tax withholdings under stock incentive plans	(153)	(2)	(592)	—	—	(594)
Other comprehensive loss	—	—	—	—	(2,770)	(2,770)
Balance as of September 30, 2024	49,950	$499	$459,245	$(312,645)	$(40,525)	$106,574
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As of September 30, 2025, we had 24 facilities in North America, South America, Europe and China. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2024, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2025. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and nine months ended September 30, 2025 and 2024; financial position as of September 30, 2025 and December 31, 2024; and cash flows for the nine months ended September 30, 2025 and 2024, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly our financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2024 Annual Report. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results for the year ending December 31, 2025, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounting Standards Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 832): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosures related to reportable segments, including significant segment expenses and other segment items. ASU 2023-07 also requires quarterly disclosure of certain information that had only been required annually. We adopted ASU 2023-07 for the year ended December 31, 2024 and have presented the required interim disclosures on a retrospective basis in this September 30, 2025 Form 10-Q.
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
In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disaggregated disclosures of certain categories of expenses that are included in income statement line items. ASU 2024-03 is effective for fiscal years beginning on or after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Companies may early adopt and can apply the guidance prospectively or retrospectively. The Company is in the process of assessing the potential impact of adopting this standard.

Assets Held for Sale
During the three months ended March 31, 2025, we ceased production activity at our Mobile Solutions plant in Dowagiac, Michigan. The assets, which we own, have been classified as held for sale as of September 30, 2025 as we are actively marketing the property and equipment for sale. During the three months ended September 30, 2025, we sold a building and machinery and equipment for $1.7 million resulting in a loss of $0.4 million, and the net book value of remaining assets held for sale of $1.0 million is included in “Other current assets” on the Condensed Consolidated Balance Sheets as of September 30, 2025.
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
The following tables reconcile segment revenues to consolidated loss before provision for income taxes and share of net income from joint venture.

Three Months Ended September 30, 2025	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Net sales	$59,117	$44,948	(183)	$103,882
Cost of sales	52,286	34,318	(194)	86,410
Selling, general, and administrative expense	3,830	2,586	4,643	11,059
Depreciation expense	4,451	818	390	5,659
Other segment items (1)	1,404	1,794	(197)	3,001
Segment income (loss) from operations	$(2,854)	$5,432	$(4,825)	$(2,247)
Interest expense				5,666
Other income, net				(70)
Loss before provision for income taxes and share of net income from joint venture				$(7,843)

Three Months Ended September 30, 2024	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Net sales	$70,678	$42,935	(26)	$113,587
Cost of sales	62,072	35,093	(34)	97,131
Selling, general, and administrative expense	3,080	2,522	4,655	10,257
Depreciation expense	6,049	1,027	363	7,439
Other segment items (1)	918	1,788	(196)	2,510
Segment income (loss) from operations	$(1,441)	$2,505	$(4,814)	$(3,750)
Interest expense				5,404
Other income, net				(5,315)
Loss before provision for income taxes and share of net income from joint venture				$(3,839)

Nine Months Ended September 30, 2025	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Net sales	$184,752	$133,096	(356)	$317,492
Cost of sales	164,553	103,583	(381)	267,755
Selling, general, and administrative expense	11,153	7,654	15,518	34,325
Depreciation expense	12,954	2,402	1,183	16,539
Other segment items (1)	2,743	5,220	(589)	7,374
Segment income (loss) from operations	$(6,651)	$14,237	$(16,087)	$(8,501)
Interest expense				16,517
Loss on extinguishment of debt				3,007
Other income, net				(2,858)
Loss before provision for income taxes and share of net income from joint venture				$(25,167)

Nine Months Ended September 30, 2024	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Net sales	$216,593	$141,324	(140)	$357,777
Cost of sales	188,128	111,512	(166)	299,474
Selling, general, and administrative expense	11,055	9,385	16,676	37,116
Depreciation expense	20,491	3,154	1,190	24,835
Other segment items (1)	2,133	5,469	(570)	7,032
Segment income (loss) from operations	$(5,214)	$11,804	$(17,270)	$(10,680)
Interest expense				16,643
Other income, net				(4,623)
Loss before provision for income taxes and share of net income from joint venture				$(22,700)
_______________________________
(1)    Other segment items includes amortization expense and other operating expenses and income.

The following table presents capital expenditures and depreciation and amortization by reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures:
Mobile Solutions	$2,377	$5,245	$7,907	$11,427
Power Solutions	844	507	2,057	2,543
Corporate	207	548	1,094	1,382
Total	$3,428	$6,300	$11,058	$15,352
Depreciation and amortization:
Mobile Solutions	$5,290	$6,887	$15,469	$23,006
Power Solutions	3,385	3,594	10,103	10,956
Corporate	389	363	1,184	1,190
Total	$9,064	$10,844	$26,756	$35,152

The following table summarizes total assets by reportable segment.

	September 30, 2025	December 31, 2024
Mobile Solutions (1)	$292,003	$294,204
Power Solutions	128,374	124,460
Corporate	30,585	38,229
Total	$450,962	$456,893
_______________________________
(1)     Total assets in Mobile Solutions includes $39.5 million and $35.0 million as of September 30, 2025 and December 31, 2024, respectively, related to our investment in a joint venture (see Note 7).
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

Three Months Ended September 30, 2025	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$52,654	$7,937	$—	$60,591
General Industrial	1,061	12,688	—	13,749
Residential/Commercial Electrical	—	17,680	—	17,680
Other	5,402	6,643	(183)	11,862
Total net sales	$59,117	$44,948	$(183)	$103,882

Three Months Ended September 30, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$48,062	$7,063	$—	$55,125
General Industrial	17,351	10,121	—	27,472
Residential/Commercial Electrical	—	20,301	—	20,301
Other	5,265	5,450	(26)	10,689
Total net sales	$70,678	$42,935	$(26)	$113,587

Nine Months Ended September 30, 2025	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$163,313	$23,014	$—	$186,327
General Industrial	6,431	33,510	—	39,941
Residential/Commercial Electrical	—	56,656	—	56,656
Other	15,008	19,916	(356)	34,568
Total net sales	$184,752	$133,096	$(356)	$317,492

Nine Months Ended September 30, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$147,254	$23,385	$—	$170,639
General Industrial	53,598	36,928	—	90,526
Residential/Commercial Electrical	—	62,019	—	62,019
Other	15,741	18,992	(140)	34,593
Total net sales	$216,593	$141,324	$(140)	$357,777
Sales Concentration
During the nine months ended September 30, 2025, a customer in our Mobile Solutions segment represented 11% of consolidated revenue.
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.2 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the nine months ended September 30, 2025 included $0.2 million that was included in deferred revenue as of December 31, 2024. The balance of deferred revenue was $0.2 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively. Revenue recognized for performance obligations satisfied during the nine months ended September 30, 2024 included $0.4 million that was included in deferred revenue as of December 31, 2023.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2025, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Note 4. Accounts Receivable
The balance of trade accounts receivable was $64.4 million and $65.5 million as of September 30, 2024 and December 31, 2023, respectively. The following table presents changes in the allowance for credit losses.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Balance at beginning of year	1,515	$1,241
Additions	258	843
Write-offs and other	(180)	(172)
Currency impact	37	1
Balance at end of period	$1,630	$1,913
We participate in programs that allow us to sell certain receivables from customers on a non-recourse basis to third-party financial institutions. During the nine months ended September 30, 2025 and 2024, we incurred fees of $0.4 million and $0.9 million, respectively, related to the sale of receivables, which is recorded in the “Other income, net” line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
As of September 30, 2025 there were no customers that represented 10% of consolidated accounts receivable and as of December 31, 2024, one customer represented 11% of consolidated accounts receivable. Amounts due from this customer are primarily related to Mobile Solutions.
Note 5. Inventories
Inventories are comprised of the following amounts:

	September 30, 2025	December 31, 2024
Raw materials	$23,109	$20,664
Work in process	20,844	22,139
Finished goods	19,533	19,074
Total inventories	$63,486	$61,877

Note 6. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2024	$15,649	$28,761	$44,410
Amortization	(2,515)	(7,701)	(10,216)
Balance as of September 30, 2025	$13,134	$21,060	$34,194
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the nine months ended September 30, 2025 and 2024.
Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2024	$34,971
Share of earnings	6,599
Dividends paid by joint venture	(3,048)
Foreign currency translation gain	963
Balance as of September 30, 2025	$39,485
Note 8. Debt
The following table presents amounts outstanding on our debt facilities.

	September 30, 2025	December 31, 2024
Term loan facilities	$119,795	$114,397
ABL Facility	—	5,400
Financing obligations from sale-leaseback transactions	30,244	24,496
International loans	8,554	8,485
Unamortized debt issuance costs and discount (1)	(3,730)	(4,148)
Total debt	$154,863	$148,630
_______________________________
(1)    In addition to this amount, costs of $0.9 million and $1.2 million related to the ABL Facility were recorded in other non-current assets as of September 30, 2025 and December 31, 2024, respectively.
We capitalized interest costs of $0.6 million and $1.0 million in the nine months ended September 30, 2025 and 2024, respectively, related to construction in progress.
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
Under the Term Loan Credit Agreement, interest rates on the Term Loans are determined based on the type of Term Loan, the length of the interest period, our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Agreement) and whether we have borrowed any Delayed Draw Term Loans. The Term Loans currently bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a duration adjustment, subject to a 2.00% floor, plus an applicable margin of 9.25% (“Adjusted Term SOFR Rate Loans”); or 2) the greater of various benchmark rates, with certain adjustments, plus an applicable margin of 8.25% (“Base Rate Loans”). For interest payments due before April 16, 2027, we may elect to pay a portion of interest in-kind (“PIK Election”), subject to a minimum cash interest of 5.25% for Adjusted Term SOFR Rate Loans and 4.25% for Base Rate Loans. The applicable margin increases by 0.50% on borrowings to which the PIK Election is made. At September 30, 2025, the Term Loans bore interest, including amounts we have elected to pay as PIK interest, based on one-month Adjusted Term SOFR, at 13.51%.
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
The Term Loan Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, certain financial covenants, such as maximum Consolidated Net Leverage Ratio and minimum Domestic Liquidity (as defined in the Term Loan Credit Agreement), subject, in the case of the Consolidated Net Leverage Ratio covenant, to certain equity cure rights. We were in compliance with the financial covenants of the Term Loan Facility as of September 30, 2025.
Our obligations under the Term Loan Credit Agreement are guaranteed by certain of our subsidiaries and are required to be guaranteed by certain of our later formed or acquired subsidiaries (collectively, the “Guarantors”). Our obligations under the Term Loan Credit Agreement are collateralized by substantially all of our and the Guarantors’ assets. The Term Loan Agent, for itself and on behalf of the Lenders, has a first lien on all domestic assets, other than accounts receivable and inventory, and certain foreign assets and has a second lien on domestic accounts receivable and inventory.
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
The 2021 Term Loan Facility was issued at a $3.8 million discount and we capitalized an additional $5.5 million in debt issuance costs which were amortized over the term of the debt. During the nine months ended September 30, 2025, we recognized a $3.0 million loss on extinguishment of debt in connection with the termination of the 2021 Term Loan Facility.
ABL Facility
On December 30, 2024, we entered into a new asset backed credit facility (the “ABL Facility”) which provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $15.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest at either: 1) the one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10% (“Term SOFR Rate”); or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.00%, depending on the benchmark (“Alternative Base Rate”). For the nine months ended September 30, 2025, based on the Alternative Base Rate, the average interest rate paid on outstanding borrowings under the ABL Facility was 6.13%. We incur a commitment fee of 0.25% for unused capacity under the ABL Facility and a 1.85% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is the earlier of: 1) December 30, 2029; or 2) 91 days prior to the loan maturity date of the Term Loan Facility. We capitalized a total of $1.2 million in new debt issuance costs related to the ABL Facility.
As of September 30, 2025, there were no outstanding borrowings under the ABL Facility, $10.4 million of outstanding letters of credit, and $29.3 million available for future borrowings under the ABL Facility. The ABL Facility is secured by a perfected lien over substantially all of the Company’s assets. We were in compliance with the financial covenants of the ABL Facility as of September 30, 2025.
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
In March 2024, we sold multiple pieces of manufacturing equipment for an aggregate sales price of $4.9 million. Concurrent with the sale, we entered into a 5-year lease agreement with the purchaser that includes a repurchase option for this equipment. In May 2024, we sold additional pieces of manufacturing equipment for an aggregate sales price of $3.4 million and entered into 5-year and 6-year lease agreements with the purchaser for the equipment. In June 2025, we sold additional pieces of manufacturing equipment for an aggregate sales price of $2.3 million and entered into 5-year lease agreements with the purchaser for the equipment. Since these lease agreements allow for us to exercise a purchase option, we have the ability to maintain the risks and rewards of ownership. Since the transactions did not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the assets remain on our Condensed Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives. The $10.6 million of total gross proceeds from these transactions were recognized as a financing obligation as a component of long-term debt. The monthly lease payments are being amortized as principal payments and interest expense on a weighted average effective interest rate of 9.100%.
International Loans
We have fixed rate debt with various financial institutions in France, Poland and China, with maturity dates between 2026 and 2033. These loans, which were obtained to fund working capital and equipment purchases, had a weighted average interest rate of 2.24% at September 30, 2025.
Note 9. Preferred Stock
On March 22, 2021, we completed a private placement of 65,000 shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”), at a price of $1,000 per share. The Series D Preferred Stock has an initial liquidation preference of $1,000 per share and is redeemable at our option in cash at a redemption price equal to the liquidation preference then in effect. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases by 12.0% per year. On March 22, 2026, the cash dividend rate and in-kind dividend rate will increase by 2.5%, and each year thereafter. Cash dividends are required beginning on September 30, 2027 and are limited based on terms and conditions of the Company’s outstanding credit agreements.
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
As of September 30, 2025, the carrying value of the Series D Preferred Stock shares was $107.4 million, which included $60.7 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the nine months ended September 30, 2025.

Balance as of December 31, 2024	$93,497
Accrual of in-kind dividends	9,439
Amortization	4,414
Balance as of September 30, 2025	$107,350
Note 10. Leases
The following table contains supplemental cash flow information related to leases.

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$6,484	$6,381
Operating cash flows used in finance leases	385	241
Financing cash flows used in finance leases	2,954	1,671
Right-of-use assets obtained in exchange for new operating lease liabilities	—	692
Right-of-use assets obtained in exchange for new finance lease liabilities	1,755	1,482
We recognized sublease income of $2.9 million and $2.9 million in the nine months ended September 30, 2025 and 2024, respectively, which is recognized in the “Other operating income, net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents finance lease-related assets and liabilities recorded on the balance sheet.

	Financial Statement Line Item	September 30, 2025	December 31, 2024
Finance lease assets	Property, plant and equipment, net	18,093	16,579

Finance lease current liabilities	Other current liabilities	3,977	3,565
Finance lease non-current liabilities	Other non-current liabilities	4,317	5,469
Total finance lease liabilities		$8,294	$9,034
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
Note 12. Income Taxes
Our effective tax rate was (10.4)% and (11.5)% for the three and nine months ended September 30, 2025, respectively, and (23.5)% and (5.3)% for the three and nine months ended September 30, 2024, respectively. The effective tax rate for the three and nine months ended September 30, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which impacts various provisions of the U.S. federal tax code, including but not limited to 100% bonus depreciation, immediate expensing of domestic research and development costs, modifications to the limitation on business interest expense and changes to the international tax regime. Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. The impact of OBBBA is not material to our consolidated financial statements and will not have a significant impact on the Company’s effective tax rate due to the full valuation allowance in the U.S. We continue to monitor additional guidance issued relation to OBBBA.
Note 13. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(6,679)	$(2,557)	$(21,466)	$(17,297)
Adjustment for preferred stock cumulative dividends and deemed dividends	(4,832)	(3,977)	(13,853)	(11,490)
Numerator for basic and diluted net loss per common share	$(11,511)	$(6,534)	$(35,319)	$(28,787)

Denominator:
Weighted average common shares outstanding	50,272	50,000	50,222	49,478
Adjustment for participating securities	(2,125)	(2,464)	(2,308)	(2,845)
Adjustment for warrants outstanding (1)	1,458	1,461	1,459	1,889
Shares used to calculate basic and diluted net loss per share	49,605	48,997	49,373	48,522

Basic and diluted net loss per common share	$(0.23)	$(0.13)	$(0.72)	$(0.59)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	81	205	128	223
Warrants	1,500	1,500	1,500	1,500
Performance share units	820	820	820	795
Total antidilutive securities	2,401	2,525	2,448	2,518
Stock options excluded from the calculations of diluted net loss per share have a per share exercise price ranging from $7.93 to $25.16 for the nine months ended September 30, 2025. Warrants excluded from the calculation of diluted net loss per share have a per share exercise price of $11.03 (see Note 16). Performance share units are potentially dilutive when the related performance criterion has been met.
Note 14. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock	$464	$507	$1,484	$1,626
Performance share units	273	304	893	721
Share-based compensation expense	$737	$811	$2,377	$2,347
Restricted Stock
The following table presents the status of unvested restricted stock awards as of September 30, 2025, and activity during the nine months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	2,326	$2.18
Granted	682	2.54
Vested	(772)	2.65
Forfeited	(209)	2.58
Unvested at September 30, 2025	2,027	$2.08
During the nine months ended September 30, 2025, we granted 682,000 shares of restricted stock to non-executive directors, officers and certain other employees. The shares of these restricted stock awards vest pro-rata generally over three years for employees and over one year for non-executive directors. Total grant date fair value of restricted stock that vested in the nine months ended September 30, 2025, was $2.0 million.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The following table presents the status of unvested PSUs as of September 30, 2025, and activity during the nine months then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	3,671	$1.45
Granted	266	2.22
Vested	(12)	2.53
Forfeited	(60)	3.25
Nonvested at September 30, 2025	3,865	$1.48

During the nine months ended September 30, 2025, we granted 266,000 PSUs to certain executive officers, which vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index during the three-year performance period that ends December 31, 2027.
We estimated the grant date fair value of the PSU awards using the Monte Carlo simulation model, as the total shareholder return metric and changes in stock price are considered market conditions under ASC Topic 718, Compensation – stock compensation.
Note 15. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Total
Balance as of June 30, 2025	$(40,588)	$—	$(40,588)
Other comprehensive income (loss) before reclassifications	806	—	806
Net other comprehensive income (loss)	806	—	806
Balance as of September 30, 2025	$(39,782)	$—	$(39,782)

Balance as of June 30, 2024	$(44,495)	$109	$(44,386)
Other comprehensive income (loss) before reclassifications	3,970	—	3,970
Amounts reclassified from AOCI to interest expense (1)	—	(109)	(109)
Net other comprehensive income (loss)	3,970	(109)	3,861
Balance as of September 30, 2024	$(40,525)	$—	$(40,525)

	Foreign Currency Translation	Interest rate swap	Total
Balance as of December 31, 2024	$(48,167)	$—	$(48,167)
Other comprehensive income (loss) before reclassifications	8,385	—	8,385
Net other comprehensive income (loss)	8,385	—	8,385
Balance as of September 30, 2025	$(39,782)	$—	$(39,782)

Balance as of December 31, 2023	$(38,762)	$1,007	$(37,755)
Other comprehensive income (loss) before reclassifications	(1,763)	—	(1,763)
Amounts reclassified from AOCI to interest expense (1)	—	(1,007)	(1,007)
Net other comprehensive income (loss)	(1,763)	(1,007)	(2,770)
Balance as of September 30, 2024	$(40,525)	$—	$(40,525)
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
In conjunction with an amendment to our 2021 Term Loan in 2023, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants are exercisable, in full or in part, at any time prior to June 30, 2033. The 2023 Warrants include anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the three months ended June 30, 2024,

500,000 of the 2023 Warrants were exercised on a cashless basis, resulting in the issuance of 499,000 shares of common stock. As of September 30, 2025, 1.5 million of the 2023 Warrants remain outstanding.
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
The following table presents the change in the liability balance of the embedded derivatives during the nine months ended September 30, 2025.

Balance as of December 31, 2024	$5,192
Change in fair value (1)	(2,109)
Balance as of September 30, 2025	$3,083
_______________________________
(1)    Changes in the fair value are recognized in the “Other income, net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$3,004	$—	$79

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$4,776	$—	$416
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price (Level 1).
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods (Level 3). The probabilities resulted in a weighted average term of 1.8 years and 2.0 years as of September 30, 2025 and December 31, 2024, respectively.
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
During the three and nine months ended September 30, 2024, we recognized an interest benefit of $0.2 million and $1.0 million, respectively, from gains recognized in interest expense on the effective interest rate swap in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of September 30, 2025 and December 31, 2024, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $153.9 million and $147.8 million, with a carrying amount of $154.9 million and $148.6 million, as of September 30, 2025 and December 31, 2024, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities (Level 3).
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
The following is a summary of costs incurred and amounts accrued during the nine months ended September 30, 2025.

	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Restructuring costs	3,267	6,546	2,787	12,600
Amounts paid	(581)	—	(257)	(838)
Charges against assets	—	(6,546)	(2,530)	(9,076)
Balance as of December 31, 2024	$2,686	$—	$—	$2,686
Restructuring costs	380	—	401	781
Amounts paid	(2,361)	—	(401)	(2,762)
Balance as of September 30, 2025	$705	$—	$—	$705
Voluntary Early Retirement Program
During the nine months ended September 30, 2025, we recognized $0.4 million related to an early retirement incentive program (“ERIP”) that was open to certain U.S. employees that met specified age and service requirements, and who terminated employment in 2025. The estimated total cost of the ERIP, including costs recognized in 2024, is $1.6 million with all benefit payments expected to be made in 2025.
Note 18. Divestiture
On July 2, 2024, we completed the sale of our Lubbock operations, known as Industrial Molding Corporation (“IMC”), for $17.0 million in cash, subject to customary purchase price adjustments. We received net proceeds of $15.4 million after paying certain transaction costs, which was used to repay a portion of the outstanding borrowings under the Term Loan Facility. We determined that the sale of IMC did not represent a strategic shift that will have a major effect on the consolidated results of operations, therefore the results of this business will continue to be reported within our Power Solutions segment. The gain on sale of business is recognized in the “Other income, net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following is a summary of the net gain recognized in connection with the divestiture:

Net proceeds	$17,000
Net assets disposed	8,281
Direct costs to sell	1,565
Gain on sale of business	$7,154

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three and nine months ended September 30, 2025. The financial information as of September 30, 2025, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024, contained in our Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”), and the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Factors That May Influence Results of Operations
We believe there are several important factors that have influenced, and we expect will continue to influence, our results of operations.

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
Results of Operations
Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024
Consolidated Results

	Three Months Ended September 30,
	2025	2024	$ Change
Net sales	$103,882	$113,587	$(9,705)
Cost of sales (exclusive of depreciation and amortization shown separately below)	86,410	97,131	(10,721)
Selling, general, and administrative expense	11,059	10,257	802
Depreciation and amortization	9,064	10,844	(1,780)
Other operating income, net	(404)	(895)	491
Loss from operations	(2,247)	(3,750)	1,503
Interest expense	5,666	5,404	262
Other income, net	(70)	(5,315)	5,245
Loss before provision for income taxes and share of net income from joint venture	(7,843)	(3,839)	(4,004)
Provision for income taxes	(815)	(903)	88
Share of net income from joint venture	1,979	2,185	(206)
Net loss	$(6,679)	$(2,557)	$(4,122)
Net Sales. Net sales decreased by $9.7 million, or 8.5%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the rationalization of underperforming business and plants and lower volumes. These decreases were partially offset by contribution of new business launches, higher precious metals pass-through pricing and favorable foreign exchange effects of $0.8 million.
Cost of Sales. Cost of sales decreased by $10.7 million, or 11.0%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the decrease in sales.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased by $0.8 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to payroll and benefits compensation expense related to increase in expected bonus payments in our Power segment.
Depreciation and amortization. Depreciation and amortization decreased by $1.8 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to impact of historical purchase accounting step-up basis becoming fully depreciated in the second half of 2024.

Interest Expense.  Interest expense increased by $0.3 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to average debt balances, interest rates and amortization of debt issuance costs.

	Three Months Ended September 30,
	2025	2024
Interest on debt	$5,724	$4,990
Gain recognized on interest rate swap	—	(150)
Amortization of debt issuance costs and discount	191	612
Capitalized interest	(207)	(224)
Other	(42)	176
Total interest expense	$5,666	$5,404
Other Income, Net. Other income, net decreased by $5.2 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to lower noncash derivative mark-to-market losses recognized during the current quarter compared to the third quarter of 2024.
Provision For Income Taxes. Our effective tax rate was (10.4)% for the three months ended September 30, 2025, compared to (23.5)% for the three months ended September 30, 2024. The rate for the three months ended September 30, 2025 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
Share of Net Income from Joint Venture. Share of net income from the JV was decreased during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The JV, in which we own a 49% investment, recognized net sales of $33.3 million and $32.4 million for the three months ended September 30, 2025 and 2024, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended September 30,
	2025	2024	$ Change
Net sales	$59,117	$70,678	$(11,561)
Loss from operations	$(2,854)	$(1,441)	$(1,413)
Net sales decreased by $11.6 million, or 16.4%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to rationalization of underperforming business and plants, lower volume in North America customers and favorable foreign exchange effects of $0.8 million.
Loss from operations increased by $1.4 million or 98.1% during the three months ended September 30, 2025, compared to the same period in the prior year, primarily related to reduced revenue resulting in lower gross profits and an increase in China related operational costs.
POWER SOLUTIONS

	Three Months Ended September 30,
	2025	2024	$ Change
Net sales	$44,948	$42,935	$2,013
Income from operations	$5,432	$2,505	$2,927
Net sales increased by $2.0 million, or 4.7%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to increase in precious metals pass-through pricing offset by lower volumes and favorable foreign exchange effects of $0.1 million.
Income from operations increased by $2.9 million during the three months ended September 30, 2025 compared to the same period in the prior year, primarily due improved margins and lower compensation costs due to headcount reductions.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024
Consolidated Results

	Nine Months Ended September 30,
	2025	2024	$ Change
Net sales	$317,492	$357,777	$(40,285)
Cost of sales (exclusive of depreciation and amortization shown separately below)	267,755	299,474	$(31,719)
Selling, general, and administrative expense	34,325	37,116	(2,791)
Depreciation and amortization	26,756	35,152	(8,396)
Other operating income, net	(2,843)	(3,285)	442
Loss from operations	(8,501)	(10,680)	2,179
Interest expense	16,517	16,643	(126)
Loss on extinguishment of debt	3,007	—	3,007
Other income, net	(2,858)	(4,623)	1,765
Loss before provision for income taxes and share of net income from joint venture	(25,167)	(22,700)	(2,467)
Provision for income taxes	(2,898)	(1,194)	(1,704)
Share of net income from joint venture	6,599	6,597	2
Net loss	$(21,466)	$(17,297)	$(4,169)
Net Sales. Net sales decreased by $40.3 million, or 11.3%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the rationalization of underperforming business and plants, the sale of our Lubbock operations, lower volumes and unfavorable foreign exchange effects of $2.7 million. These decreases were partially offset by contribution of new business launches and higher precious metals pass-through pricing.
Cost of Sales.  Cost of sales decreased by $31.7 million, or 10.6%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the decrease in sales.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased by $2.8 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to lower compensation expense due to a reduction in headcount.
Depreciation and amortization. Depreciation and amortization decreased by $8.4 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to impact of historical purchase accounting step-up basis becoming fully depreciated in the second half of 2024.
Interest Expense.  Interest expense decreased by $0.1 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to lower average debt balances and lower interest rates. These reductions were partially offset by the gain recognized on interest rate swap in 2024 and a lower amount of capitalized interest during 2025.

	Nine Months Ended September 30,
	2025	2024
Interest on debt	$15,506	$16,345
Gain recognized on interest rate swap	—	(1,048)
Amortization of debt issuance costs and discount	1,215	1,718
Capitalized interest	(614)	(960)
Other	410	588
Total interest expense	$16,517	$16,643
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $3.0 million during the nine months ended September 30, 2025 due to the termination of the 2021 Term Loan Facility, see Note 8 to the Condensed Consolidated Financial Statements.
Other Income, Net. Other income, net changed unfavorably by $1.8 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to noncash derivative mark-to-market gains recognized during 2025 and unfavorable foreign exchange effects associated with intercompany borrowings.
Provision for Income Taxes. Our effective tax rate was (11.5)% for the nine months ended September 30, 2025, compared to (5.3)% for the nine months ended September 30, 2024. The rate for the nine months ended September 30, 2025 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
Share of Net Income from Joint Venture. Share of net income from the JV remained unchanged during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The JV, in which we own a 49% investment, recognized net sales of $97.7 million and $95.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Results by Segment
MOBILE SOLUTIONS

	Nine Months Ended September 30,
	2025	2024	$ Change
Net sales	$184,752	$216,593	$(31,841)
Loss from operations	$(6,651)	$(5,214)	$(1,437)
Net sales decreased by $31.8 million, or 14.7%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to rationalization of underperforming business and plants, lower volume in North America customers and unfavorable foreign exchange effects of $1.5 million.
Loss from operations increased by $1.4 million or 27.6% during the nine months ended September 30, 2025 and 2024, primarily related to lower gross profits and an increase in China costs.
POWER SOLUTIONS

	Nine Months Ended September 30,
	2025	2024	$ Change
Net sales	$133,096	$141,324	$(8,228)
Income from operations	$14,237	$11,804	$2,433
Net sales decreased by $8.2 million, or 5.8%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the sale of our Lubbock operations in 2024, lower volumes and unfavorable foreign exchange effects of $1.2 million. These decreases were partially offset by higher precious metals pass-through pricing.
Income from operations increased by $2.4 million during the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to lower compensation costs and higher precious metals pass-through pricing. This increase was partially offset by the sale of our Lubbock operations.
Changes in Financial Condition from December 31, 2024 to September 30, 2025
Overview
From December 31, 2024 to September 30, 2025, total assets decreased by $5.9 million, primarily due to decrease in property, plant and equipment, right-of-use assets, intangible assets offset by increases in accounts receivable and inventories.
From December 31, 2024 to September 30, 2025, total liabilities increased by $5.2 million, primarily due to increases in accounts payable, other current liabilities and long-term debt. These increases were partially offset by a decrease in accrued salaries, wages and benefits due to reduced compensation costs.
Working capital, which consists of current assets less current liabilities, decreased by $4.6 million, from December 31, 2024 to September 30, 2025. The change was primarily due to a decrease in cash and accrued salaries, wages and benefits offset by an increase in accounts payable and other current portion of debt.
Cash Flows
Cash provided by operations was $7.1 million for the nine months ended September 30, 2025, compared with $4.4 million for the nine months ended September 30, 2024. The favorable change is primarily due to improved management of working capital.
Cash used in investing activities decreased by $11.1 million during the nine months ended September 30, 2025, compared with the same period in 2024, due to sale of business in 2024 and fewer purchases of property, plant and equipment in 2025.
Cash used in financing activities decreased by $10.4 million during the nine months ended September 30, 2025 and 2024. The increase in proceeds from the new term loan in 2025 resulted in a decrease in net debt payments, which was offset by the proceeds from the sale-leaseback transactions in 2024 that did not occur in 2025.

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
The principal amount outstanding under our Term Loan Facility as of September 30, 2025, was $119.8 million, without regard to unamortized debt issuance costs and discount. As of September 30, 2025, there were no outstanding borrowings under the ABL Facility and $29.3 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $10.4 million of outstanding letters of credit at September 30, 2025, which are considered as usage of the ABL Facility.
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
We were in compliance with the financial covenants of the Term Loan Facility and ABL Facility as of September 30, 2025. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
Sale Leaseback Transactions
During 2024 and 2025, we entered into several sale-leaseback transactions and received a total of $21.2 million from the sale and leaseback of several properties. These financing obligations have a weighted average effective fixed interest rate of 9.500%, requires monthly payments and terminate in 2044. In addition, we received $10.6 million from the sale and leaseback of equipment. These financing obligations have a weighted average effective interest rate of 9.100%, require monthly payments and have a weighted average remaining term of 3.5 years.
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
Accounts Receivable Sales Programs
We participate in programs established by our customers and financial institutions which allow us to sell certain receivables from customers on a non-recourse basis to a third-party financial institution. In exchange, we receive payment on the receivables, less a discount, sooner than under the customary credit terms we have extended to customer. These programs allow us to improve working capital and cash flows at the same or lower interest rates as available on our ABL Facility. Our participation in these programs is based on our specific cash needs throughout the year, the discount charged to receive payment earlier, the length of the payment terms with our customers, as well being subject to limits in our ABL Facility and Term Loan Facility agreements.
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Including interest accrued on the initial refund amount, we have a $12.7 million tax refund receivable at September 30, 2025, which is being processed for refund at the IRS service center.

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
Critical Accounting Estimates
Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the 2024 Annual Report. Our most critical accounting estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Annual Report. There have been no material changes to our significant accounting policies or critical accounting estimates during the nine months ended September 30, 2025.
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
At September 30, 2025, we had $119.8 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.2 million on an annualized basis.
During the nine months ended September 30, 2025, based on the Alternative Base Rate, the average interest rate on outstanding borrowings under the ABL Facility was 6.13%.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of September 30, 2025.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Changes in U.S. or foreign tax laws, or an extended government shutdown, could have a material adverse effect on our business, cash flow, results of operations and financial condition.
The U.S. and foreign tax laws and regulations, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. We currently have a $12.7 million tax refund receivable at September 30, 2025, which is being processed for refund at the IRS service center based on provisions in the CARES Act. Any legislative changes to the CARES Act or significant delays in receiving our tax refund could adversely impact our business, cash flow, results of operations and financial condition. For instance, the U.S. federal government has been shut down since October 1, 2025, and an extended government shutdown could delay our receipt of the refund from the IRS.
No assurance can be given as to whether, when, or in what form changes to the applicable tax laws applicable to us may be enacted, or when the government will reopen. Changes in tax laws, tax rulings, or interpretations of existing laws, or an extended government shutdown, could materially affect our business, cash flow, results of operations, and financial condition.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
July 1, 2025 to July 31, 2025	1,515	$2.11	—	—
August 1, 2025 to August 31, 2025	—	—	—	—
September 1, 2025 to September 30, 2025	—	—	—	—
Total	1,515	$2.11	—	—
_______________________________
(1)Shares were withheld to pay for tax obligations due upon the vesting of share-based awards held by employees granted under the NN, Inc. Amended and Restated 2022 Omnibus Incentive Plan and prior plans (collectively the “Incentive Plans”). The Incentive Plans provide for the withholding of shares or units to satisfy income tax obligations. It does not specify a maximum number of shares or units that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.
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

NN, Inc.
(Registrant)

Date: October 29, 2025	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: October 29, 2025	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)