Form 10-K
period 2025-12-31
NN INC
filed 2026-03-04
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $74.4 million as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, computed using the closing price of the registrant’s common stock as quoted on the Nasdaq Stock Market LLC on that date of $2.10. Solely for purposes of making this calculation, shares of the registrant’s common stock held by named executive officers, directors and 5% or greater stockholders of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
As of February 13, 2026, there were 50,190,124 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement with respect to the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

NN, Inc.

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “growth,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project,” “trajectory” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; inflationary pressures and material changes in the cost or availability of raw materials, supply chain shortages and disruptions, the availability of labor and labor disruptions along the supply chain; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures, as well as expansion of end markets and product offerings; our ability to hire or retain key personnel; the restrictions contained in our debt agreements; the level of our indebtedness and our ability to obtain financing at favorable rates, if at all, or to refinance existing debt as it matures; our ability to secure, maintain or enforce patents or other appropriate protections for our intellectual property; the impact of climate change on our operations; economic, social, political and geopolitical instability, military conflict, currency fluctuation, and other risks of doing business outside of the United States; uncertainty of government policies and actions in respect to global trade and tariffs, including the potential impacts of tariffs on the United States economy, the economy of other countries in which we conduct operations and our industry, cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions; and other risks and uncertainties set forth in documents filed, or to be filed, with the Securities and Exchange Commission (the “SEC”). For the reasons described above, the Company cautions against relying on any forward-looking statements, which should also be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report and in any of the Company’s subsequent filings made with the “SEC”. Any forward-looking statement speaks only as of the date of this Annual Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I
Item 1.     Business
Introduction
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As used in this Annual Report, the terms the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries. As of December 31, 2025, we had 27 facilities in North America, South America, Europe, and China.
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
Competitive Strengths
High-precision manufacturing capabilities
We believe our ability to produce high-precision parts at high production volumes is among the best in the market. Our technology platform consists of high precision machining, progressive stamping, laser welding, material science, assembly, and design optimization. In-house tool design and process know-how create trade secrets that enable consistent production tolerances of less than one micron while producing millions of parts per day. Parts are manufactured to application-specific customer design and co-design standards that are developed for a specific use. The high-precision capabilities are part of our zero-defect design process, which seeks to eliminate variability and manufacturing defects throughout the entire product lifecycle. We believe our production capabilities provide a competitive advantage as few other manufacturers are capable of meeting tolerance demands the volume level requested by our customers. As the need for tight-tolerance precision parts, subassemblies, and devices continues to increase, we believe that our production capabilities will place us at the forefront of the industry. We have differentiated ourselves among our competitors by providing customers engineered solutions and a broad reach and breadth of manufacturing capabilities. We believe it is for these reasons, and because of our proven ability to produce high-quality, precision parts and components on a cost-effective basis, that customers choose us to meet their manufacturing needs.
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
Strategic global footprint
Our 27 facilities, on four continents, are strategically located to serve our customer base and provide local service and expertise. Our global footprint provides flexibility to locally supply identical products for global customers, reducing shipping time and expense, allowing us to match costs to revenue and to capitalize on industry localization trends. In total, we operate more than 1.5 million square feet of manufacturing space. North America constitutes the largest portion of our manufacturing operations with facilities in the U.S. and Mexico which are strategically located to serve major customers in those markets. Our foreign facilities are located in regional manufacturing hubs in France, Poland, China, and Brazil, and primarily serve global customers in those markets. We believe that the Chinese and South American facilities have significant growth potential as local customer bases expand and the markets for high-precision products grow in those regions.
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
Customers
Our products are supplied primarily to manufacturers for use in a broad range of industrial applications, including automotive; electrical; agricultural; construction; residential devices and equipment; aerospace and defense; medical; heating, ventilation, and air conditioning; and fluid power and diesel engines. Sales to each of our top ten customers are made to multiple customer locations and divisions throughout the world. In 2025, our top ten customers accounted for approximately 49% of our net sales. In 2025, 60% of our products were sold to customers in North America, 19% to customers in Asia, 10% to customers in South America, and 11% to customers in Europe.
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
Headcount
As of December 31, 2025, we employed approximately 2,300 full and part-time employees and 250 temporary workers, which includes approximately 900 employees in the U.S. and 1,650 employees in other countries employed by our international subsidiaries. Of our total employment, approximately 12% are management/staff employees and 88% are production employees. Our employees in the France, Brazil, and Mexico City plants are subject to labor council or union relationships that vary due to the diverse countries in which we operate. We believe we have a good working relationship with our employees and the labor council or unions that represent them.
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
Competition
Mobile Solutions
In the market in which Mobile Solutions operates, internal production of components by our customers can impact our business as the customers weigh the risk of outsourcing strategically critical components or producing in-house. Our primary competitors are: Anton Häring KG; A. Berger Holding GmbH & Co. KG; Brovedani Group, Burgmaier Technologies GmbH & Co. KG; CIE Automotive, S.A.; IMS Gear SE & Co. KGaA; and MacLean-Fogg Component Solutions. We believe that we generally win new business on the basis of our technical competence, proven track record of successful product development and global platform, as well as on quality, price, and service.
Power Solutions
Power Solutions operates in competitive but very fragmented supply chains.  We must compete with numerous companies in each industry market segment. Our primary competitors are: Checon Corporation; Deringer-Ney, Inc.; Electrical Contacts, Ltd.; Interplex Industries, Inc.; J&J Machining, LLC; Norstan, Inc.; Owens Industries, Inc.; Composidie, Inc., and Eaton Corporation. We believe that competition within the electrical end market is based principally on quality, price, design capabilities, and speed of responsiveness and delivery.  We believe that our competitive strengths are product development, tool design, fabrication, tight tolerance processes, and customer solutions.  With these strengths, we have built our reputation in the marketplace as a quality producer of technically difficult products.
Raw Materials
Mobile Solutions
Mobile Solutions produces products from a wide variety of metals in various forms from various sources located in North America, Europe, South America, and Asia.  Basic types include hot rolled steel, cold rolled steel (both carbon and alloy), stainless steel, steel alloys, copper alloys, extruded aluminum, aluminum alloy bar, gray and ductile iron castings, hot and cold forgings, titanium alloys, plastics, and mechanical tubing. Material is purchased directly from the raw material suppliers, some of which may be directed by customers.
Power Solutions
Power Solutions uses a wide variety of metals in various forms, including precious metals like gold, silver, palladium, and platinum, as well as copper, copper alloys, brass, brass alloys, inconel, steel alloys and plastics.  Through our diverse network of suppliers, we minimize supplier concentration risk and provide a stable supply of raw materials at competitive pricing.  This group also procures metal stampings from several domestic and foreign suppliers. Power Solutions bases purchase decisions on quality, service and price.  Generally, we do not enter into long-term supply contracts with our suppliers or commit to maintain minimum monthly purchases of materials.  However, we carefully manage raw material price volatility, particularly with respect to precious metals, through the use of consignment agreements, which allow us to buy the precious metals on the same day customer shipments are priced, thereby minimizing risk of price changes from procurement to product shipment.
Supply and Cost Pressures
In each of our segments, we at times have been affected by upward price pressure on the raw materials we purchase due to changes in commodity pricing. In general, we pass through material cost fluctuations to our customers in the form of changes in selling price. Most of the raw materials we use are purchased from various suppliers and are typically available from numerous sources, some of which are located in China and Europe. Supply chain disruptions, resulting in supply shortages and higher shipping charges, have impacted our suppliers and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining raw materials and key components. In addition, geopolitical conflicts, tariffs, inflation and other factors have made the price of metals more volatile. We continue to monitor impacts on our supply chain in order to maintain regular and timely supply of raw materials to our business segments.
Patents, Trademarks and Licenses
We have one U.S. patent and numerous trademarks for various trade names throughout the world. However, we cannot be certain that we would be able to protect and enforce our intellectual property rights against third parties, and if we cannot do so, we may face increased competition and diminished net sales.
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
Based on information compiled to date, management believes that our current operations are in compliance with applicable governmental laws and regulations, the violation of which could have a material adverse effect on our business and financial condition.  As of the date hereof, compliance with these laws and regulations has not had a material effect on our capital expenditures, results of operations, and competitive position. For additional information, see “Item 1A. Risk Factors.”
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
Information about our Executive Officers
The following table lists our executive officers as of February 13, 2026:

Name	Age	Position
Harold C. Bevis	66	President, Chief Executive Officer and Director
Christopher H. Bohnert	59	Senior Vice President and Chief Financial Officer
Timothy M. French	62	Senior Vice President and Chief Operating Officer
D. Gail Nixon	55	Senior Vice President and Chief Human Resources Officer
Jami A. Statham	45	Senior Vice President, General Counsel and Corporate Secretary

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
During 2025, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 49% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.
Work stoppages or similar difficulties and unanticipated business disruptions could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
We have a complex network of suppliers, owned and leased manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or are beyond our control, such as supply chain disruptions, raw material shortages, natural disasters, including hurricanes, tornadoes, and other adverse weather, other catastrophic events, such as disasters occurring at our customers’, suppliers’, co-manufacturers’ or our manufacturing facilities, political unrest, terrorism, generalized labor unrest, including strikes at our suppliers, customers or end-users, or public health crises could damage or disrupt our operations or our customers’, suppliers’, co-manufacturers’ or distributors’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or if we are unable to quickly repair any damage to our information, production, or supply systems, we may be late in delivering, or be unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.
We purchase raw materials from suppliers and sell products to customers outside the U.S. and are subject to several risks related to doing business internationally.
We obtain a portion of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations, and sell to a large number of international customers. During the year ended December 31, 2025, sales to customers located outside of the U.S. accounted for 46% of our consolidated net sales. Risks related to international operations that have adversely impacted and may continue to adversely impact our business, results of operations and reputation as well as our customers and suppliers include:
•changes in tariff regulations and the imposition of trade restrictions or prohibitions, import tariffs or other duties or taxes, which may make our products more costly to export or import
•changes in monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;
•fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar against foreign currencies that are important to our business;
•recessions or marked declines specific to a particular country or region;
•difficulties establishing and maintaining relationships with local original equipment manufacturers, distributors and dealers;
•difficulty in staffing and managing geographically diverse operations;
•differing labor regulations;
•compliance with respect to anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights and other laws;
•political uncertainty, instability, civil unrest, government controls over certain sectors and human rights and forced labor concerns in countries, including but not limited to, China, in which our suppliers, manufacturing operations, and customers are located; and
•changes in the geopolitical environment, wars, conflicts, or trade barriers or blockades in the European Union and Asia, which may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial and foreign exchange markets, as well as disrupt the free movement of goods, services, and people between countries.
These and other risks may also increase the relative price of our products compared to those manufactured in other countries, thereby reducing the demand for our products in the markets in which we operate, which could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.
In addition, we could be adversely affected by violations of the Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws, as well as export controls, which may include International Traffic in Arms Regulation and Export Administration Regulations, and economic sanction laws (collectively, “Trade Laws”). The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from offering, providing, or authorizing the provision of anything of value directly or indirectly to government officials and other persons for the purpose of obtaining or retaining business. Further, certain Trade Laws may require us to obtain export licenses or authorizations prior to exporting our products and technology, or may even restrict our ability to export our products and services to, or otherwise transact or deal with, certain countries, territories, and persons. We cannot assure you that our internal controls and procedures will prevent violations of Trade Laws committed by our employees or agents. If we are found to be liable for violations of Trade Laws, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.
We currently source certain raw materials from international suppliers. Import tariffs, taxes, customs duties and/or other trade regulations imposed by the U.S. government on foreign countries, or by foreign countries on the U.S., could significantly increase the prices we pay for raw materials. Changes in U.S. administrative policy have led, and may continue to lead, to significant increases in tariffs for imported goods among other possible changes, which has and may continue to result in foreign governments proposing or implementing their own retaliatory tariffs on goods imported from the U.S. Additionally, our customers’ businesses may be negatively impacted by import tariffs, taxes, customs duties and/or other trade regulations imposed by the U.S. government on foreign countries or by foreign countries on the U.S., which could, in turn, reduce our customers’ demand for the components that we manufacture for them. Any reduction in customer demand for our components as a result of such tariffs, taxes, customs duties and/or other trade regulations, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows or liquidity. We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. See “—Changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on our business.”
In addition, an open conflict or war across any region could affect our ability to obtain raw materials. The military conflicts (including the ongoing war between Russia and Ukraine and conflict in the Middle East), and related sanctions, export controls or other actions that may be initiated by nations could adversely affect our business and our supply chain or our business partners or customers in other countries. If we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition, liquidity and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could have a material adverse effect on our business, liquidity and results of operations.
We have international operations that are subject to foreign economic uncertainties and foreign currency fluctuation.
Approximately 46% of our revenues are denominated in foreign currencies, which may result in additional risk of fluctuating currency values and exchange rates and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. In 2025, the U.S. dollar weakened against foreign currencies which unfavorably affected our revenue by $0.6 million. In contrast, a weakening of the U.S. dollar may beneficially affect our business, prospects, financial condition, results of operations, or cash flows.
Increased prices or significant shortages of the commodities that we use in our businesses have had, and could continue to have, a material adverse effect on our business, prospects, financial condition, liquidity, results of operations or cash flows.
We purchase large quantities of steel, aluminum, alloy and other metal commodities, for the manufacture of our products. We also purchase significant quantities of copper and precious metals, including gold and silver used in the manufacture of certain of our products. Historically, prices for commodities and precious metals have fluctuated, however prices for certain metals, including, but not limited to, silver, have recently shown increased volatility. Significant price increases for these commodities and precious metals have, and could continue to have, an adverse effect on our liquidity and operating profits if we cannot timely mitigate the price increases by successfully sourcing lower cost commodities or precious metals or by passing the increased costs on to customers. Shortages or other disruptions in the supply of these commodities or precious metals could also delay sales or increase costs.
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

We face the challenge of accurately aligning our capacity and/or inventory levels with our demand.
We face periods when demand fluctuates significantly higher or lower than our normal operating levels, including variability driven by supply chain inconsistency. Accurately forecasting our expected volumes and appropriately adjusting our capacity and/or inventory levels are important factors in determining our results of operations and cash flows. We manage our capacity by adjusting our manufacturing workforce, capital expenditures and purchases from suppliers. In periods of weak demand, we may face under-utilized capacity, inventory and unrecovered overhead costs, while in periods of strong demand we may experience unplanned costs, be unable to secure sufficient raw materials and could fail to meet customer demand. We cannot guarantee that we will be able to adequately adjust our manufacturing capacity and/or inventory levels in response to significant changes in customer demand, which could harm our business. If we do not accurately align our manufacturing capabilities and/or inventory levels with demand it could have a material adverse effect on our results of operations, financial condition and cash flows.
Our markets are highly competitive, and many of our competitors have significant advantages that could adversely affect our business.
We face substantial competition in the sale of components, system subassemblies, and finished devices in the vertical end markets into which we sell our products. Our competitors are continuously exploring and implementing improvements in technology and manufacturing processes to improve product quality, and our ability to remain competitive will depend, among other things, on whether we are able to keep pace with such quality improvements in a cost-effective manner. Due to this competitiveness, we may not be able to increase prices for our products to cover cost increases. In many cases we face pressure from our customers to reduce prices, which could adversely affect our business, prospects, financial condition, results of operations, or cash flows. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our business, prospects, financial condition, results of operations, or cash flows.
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
Our business depends upon good relations with our employees. Work stoppages, slowdowns or legal action by our employees represented by labor councils or unions, as applicable, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain of our production employees working outside the United States are represented by labor councils or unions. Although we believe that employee and labor councils and/or unions relations are generally positive, there is no assurance that this will continue in the future, and problems or changes affecting employees in certain locations may affect relations with our employees at other locations. We may also be subject to labor union efforts to organize groups of our employees from time to time. These organizational efforts, if successful, decrease our operational flexibility, which could adversely affect our operating efficiency. In addition, our response to any organizational efforts could be perceived negatively and harm our business and reputation. Work stoppages may also be caused by the inability of national unions and the governments of countries in which we operate from reaching agreement and are outside of our control. Labor disputes, work stoppages or other disruptions in our production or in our supply chain could have a material adverse effect on our customer relations, our productivity, the profitability of our facilities and on our operations as a whole, resulting in an adverse impact on our business, financial condition, results of operations and cash flows.
We and the third parties with whom we work are subject to numerous, evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could materially adversely affect our business, financial condition, results of operations, and reputation.
We and the third parties with whom we work are, and may increasingly become, subject to various laws, rules, regulations, treaties, decisions and industry standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, privacy laws, consumer protection laws, and similar laws (e.g., wiretapping laws). Rights provided by such laws may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. For example, the California Consumer

Privacy Act of 2018 (“CCPA”) applies to personal data of California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The exercise of these rights may impact our business and ability to provide our products and services.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, we may be subject to data protection and privacy laws in the European Union, Brazil, Mexico, and China, including the European Union’s General Data Protection Regulation (“EU GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Mexico’s Federal Law on the Protection of Personal Data Held by Private Parties (Ley Federal de Protección de Datos Personales en Posesión de los Particulares), and China’s Personal Information Protection Law (“PIPL”), each of which imposes strict requirements on the processing of personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to the greater of 20 million Euros under the EU GDPR or 4% of annual global revenue; or private litigation brought by classes of data subjects.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. Although there are currently various mechanisms that may be used to transfer personal data from Europe to the United States in compliance with law, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies and other statements concerning data privacy, and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. We or third parties with whom we work may at times fail (or be perceived to have failed) in efforts to comply with data privacy and security obligations, and we could face significant consequences, including but not limited to: government enforcement actions, litigation and mass arbitration demands, additional reporting requirements and/or oversight, bans or restrictions on processing personal data, or orders to destroy or not use personal data.
Any of these events could result in significant adverse consequences, including fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business, which could have a material adverse effect on our reputation, business, or financial condition.
A security breach or disruption to our information technology systems, or those of the third parties with whom we work, could materially adversely affect our business, financial condition, results of operations, and reputation.
We rely on proprietary and third-party information technology systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personal data of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personal data of our employees in connection with providing business services to us, including, but not limited to, web hosting, accounting, payroll and benefit services. The protection of the information technology systems on which we rely is critically important to us. We take steps, and generally require third-party service providers to take steps, to protect the security of the information maintained in our and our service providers’ information technology systems, including the use of systems, software, tools, and monitoring to provide security for processing, transmitting, and storing of the information. Despite our security measures and business continuity plans, we face risks associated with security breaches or disruptions to the information technology systems on which we rely, which could result from, among other incidents social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, malicious code (such as computer viruses and worms), ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, personnel misconduct or error, attacks enhanced or facilitated by AI, and other similar threats.
Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that are engaged manufacturing – and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Our third-party service providers could also be the source of a cybersecurity attack on, or breach of, our information technology systems. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict.
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
Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
A data security incident could compromise our or our service providers’ information technology systems, and the information stored by us or our service providers, including personally identifiable information of employees, could be accessed, misused, publicly disclosed, corrupted, lost, or stolen. Any data breach or a security failure of our or our service providers’ information technology systems could interrupt our operations, result in downtime, divert our planned efforts and resources from other projects, damage our reputation and brand, damage our competitive position or subject us to liability claims or regulatory penalties under applicable law. Various events described above have occurred in the past and may occur in the future. Although impacts of past events have been immaterial, the impacts of such events in the future may materially and adversely affect our business, financial condition, or results of operations.
Pandemics, epidemics, disease outbreaks and other public health crises could materially adversely impact our business, financial condition, results of operations and cash flows.
Pandemics, epidemics or disease outbreaks in the U.S. or globally have disrupted, and may in the future disrupt, our business, which could materially affect our results of financial condition, results of operations and cash flows. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to again suspend our operations in countries and states where we operate. In particular, we have experienced, and could continue to experience, among other things: (1) global supply disruptions, especially in China; (2) labor disruptions; (3) an inability to manufacture; (4) an inability to sell and distribute our products to our customers; (5) a decline in customer demand during and following the pandemic, whether as a result of our inability to satisfy customer demand in a timely manner due to raw material shortages, supply chain disruptions, inflationary cost pressures, or work stoppages experienced by one or more of our customers; and (6) an impaired ability to access credit and the capital markets, especially in light of the fluctuating interest rates. Any new pandemic or other public health crises, or future public health crises, could have a material impact on our business, financial condition, results of operations and cash flows going forward and may also have the effect of heightening other risks and uncertainties disclosed below.
Physical effects of climate change or legal, regulatory or market measures intended to address climate change could materially adversely affect our business and operations.
Risks associated with climate change are subject to ongoing societal, regulatory and political focus in the U.S. and globally. Shifts in weather patterns caused by climate change could increase the frequency, severity, or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, which could result in more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of our customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. Such developments could result in increased compliance costs and adverse impacts on raw material sourcing, manufacturing operations, and the distribution of our products, which could adversely affect our business and operations.
If we are unable to secure and maintain patent or other intellectual property protection for our intellectual property, our ability to compete will be harmed.
We rely upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights for various trade names. There can be no assurance that any of our patents, trademarks or other intellectual property rights will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending patent applications filed by us or that claims allowed on any future patents will be sufficiently broad to protect us from infringement. Further, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the U.S.
Risks Related to Legal and Regulatory Compliance
Environmental, health and safety laws and regulations impose substantial costs and limitations on our operations, environmental compliance may be more costly than we expect, and any adverse regulatory action may materially adversely affect our business.
Our business activities are subject to extensive federal, state, local, and foreign laws and regulations relating to pollution control, protection of the environment and occupational safety and health. These laws and regulations govern, among other things, air emissions, wastewater discharges, the generation, storage, handling and disposal of hazardous waste generated at our facilities, the investigation and remediation of contamination and maintaining a safe work-place environment. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations.
The risks of substantial costs, liabilities and limitations on our operations related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise or be discovered that create substantial compliance or remediation liabilities and costs. Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems. To date, we have committed, and expect to continue to make, significant expenditures in our efforts to achieve and maintain compliance with these requirements at our facilities. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Under some environmental laws and regulations, we could also be held responsible for all the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites.
From time to time, we may be subject to legal proceedings or investigations brought by private parties or governmental authorities with respect to environmental, occupational health and safety matters, including matters involving alleged noncompliance with or liability under environmental, health and safety laws, such as Occupational and Safety Health Authority standards, property damage or personal injury or fatality. Additionally, new laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.
Additionally, some of the medical devices that we produce may be subject to regulation by numerous government agencies, including the Food and Drug Administration (“FDA”) and comparable agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. We cannot guarantee that we will be able to obtain marketing clearance for our new products or enhancements or modifications to existing products. If such approval is obtained, it may:
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
Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where our customers, suppliers or we manufacture products, such as Mexico and China, could have a material adverse effect on our business and financial results. For example, the U.S. government has recently taken actions or made proposals that are intended to address trade imbalances or trade practices, specifically with China, among other countries, which include encouraging increased production in the U.S. These proposals could result in increased customs duties and the renegotiation of some U.S. trade agreements. Changes in U.S. and foreign governments’ trade policies have resulted and may continue to result in tariffs on imports into, and exports from, the U.S. In the past, the U.S. imposed tariffs on imports from several countries, including China, Canada, the European Union, India and Mexico. In response, China, Canada, the European Union, India and Mexico have proposed or implemented their own tariffs on certain exports from the U.S. into those countries. Because we, our customers, and our suppliers conduct business in China and Mexico, potential reductions in trade with China and Mexico and diminished relationships between China and Mexico and the U.S., as well as the continued escalation of tariffs, could have a material adverse effect on our business and results of operations.
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
If renegotiations of existing tariffs are unsuccessful or additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a material adverse effect on world trade and the global economy. Even in the absence of further tariffs or trade restrictions, the related uncertainty and the market's fear of an economic slowdown could lead to a decrease in consumer spending, and we may experience lower net sales than expected. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses.
Changes in U.S. or foreign tax laws, or an extended government shutdown, could have a material adverse effect on our business, cash flow, results of operations and financial condition.
We are subject to taxes in a variety of U.S. and foreign jurisdictions, including Mexico. Significant judgment is required to determine our consolidated income tax provision and related liabilities. Our effective tax rate could be affected by various factors, such as changes in the mix of earnings in jurisdictions with varying statutory tax rates, changes in the recognition and/or release of valuation allowances, changes in the amount of unrecognized tax benefits, our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements, and changes to tax rates or tax laws, regulations, or accounting principles (or interpretations thereof). The taxing authorities of the jurisdictions in which we operate may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.

We currently have a $12.9 million tax refund receivable, which is being processed for refund at the Internal Revenue Service based on provisions in the Coronavirus Aid, Relief, and Economic Security Act. Significant delays in receiving our tax refund could adversely impact us.
The U.S. and foreign tax laws and regulations, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. For instance, the recently enacted legislation commonly referred to as the One Big Beautiful Bill Act (along with prior U.S. federal tax reform legislation) has resulted in significant changes to the taxation of business entities, including, among other changes, imposition of minimum taxes and excise taxes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to these and other legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. No assurance can be given as to whether, when, or in what form changes to the applicable tax laws applicable to us may be enacted. Changes in tax laws or interpretations of existing tax laws could materially affect our business, cash flow, results of operations, and financial condition.
Our ability to use our Net Operating Loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had federal and tax effected state Net Operating Loss (“NOL”) carryforwards of approximately $47.9 million and $16.7 million, respectively. Federal NOL carryforwards generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely but are permitted to be used in any taxable year to offset only up to 80% of taxable income in such taxable year, if any. State utilization and carryforward limitations vary by state. There also may be periods during which the use of state NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other tax attributes to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past, and we may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If our ability to use our NOL carryforwards and certain other tax attributes is materially limited by any ownership change, it could harm our future results of operations by effectively increasing our future tax obligations.
The Company has been, and could in the future be, subject to actions or requests from activist stockholders, and such activism could adversely affect the strategic direction and business results of the Company.
The Company has been, and may again be, subject to actions and requests from activist stockholders. We value constructive input from investors and regularly engage in dialogue with our stockholders. The Board of Directors (the “Board”) and management team are committed to acting in the best interests of all of our stockholders. There can be no assurance, however, that the actions taken by the Board and management in seeking to maintain constructive engagement with our stockholders will be successful, and we may be subject to formal or informal actions or requests from stockholders or others that could adversely affect the strategic direction or business results of the Company. Uncertainties related to, or the results of, any actions or requests by activist stockholders could cause our stock price to experience periods of volatility. We cannot predict, and no assurances can be given as to, the outcome or timing of any matters relating to actions or requests by activist stockholders or the ultimate impact on our business, liquidity, financial condition, results of operations, or strategy.
Risks Related to Our Capital Structure
Our indebtedness and Series D Perpetual Preferred Stock (the “Series D Preferred Stock”) could adversely affect our business, prospects, financial condition, results of operations, or cash flows.
As of December 31, 2025, we had $159.5 million of indebtedness, consisting of $120.3 million in term loans (the “Term Loans”) outstanding under our Term Loan Facility (as defined herein) and $4.7 million in revolving loans (“Revolving Loans”) outstanding borrowings under the ABL Facility (as defined herein). Based on interest rates in effect as of December 31, 2025, annual cash interest payments on the Term Loans would be approximately $10.9 million, annual paid-in-kind interest payments on the Term Loans would be approximately $5.4 million, and annual cash interest payments on the Revolving Loans, assuming no change in the amount outstanding, would be $0.3 million. As of December 31, 2025, we had $11.4 million of outstanding letters of credit issued under the ABL Facility and $26.7 million in undrawn commitments, as well as $10.0 million in delayed draw term loan commitments, which was fully drawn in January 2026. The Term Loans mature on April 16, 2030 and the Revolving Loans mature on December 30, 2029.
In addition, as of December 31, 2025, 65,000 shares of Series D Preferred Stock were issued and outstanding. Holders of the Series D Preferred Stock are entitled to receive, when, as, and if declared by our Board, quarterly cash dividends on the Series

D Preferred Stock on March 31, June 30, September 30 and December 31 in each year (each such date a “Dividend Payment Date”), which are cumulative from the applicable initial issuance date of the Series D Preferred Stock and payable in arrears. The dividend rate for the Series D Preferred Stock from and including the initial issuance date of March 22, 2021 until March 22, 2026 will be 10.0% per annum of the $1,000 liquidation preference per share of Series D Preferred Stock. On any such Dividend Payment Date, if the dividend is not paid in cash, the liquidation preference per share of Series D Preferred Stock shall be increased to 12.0% per annum. On and after March 22, 2026, the dividend rate on the Series D Preferred Stock will increase by an amount equal to 2.5% per annum of the then liquidation rate, and shall continue to increase by an amount equal to 2.5% on each anniversary date following March 22, 2026. Beginning on September 30, 2027 and continuing on every dividend payment date thereafter, the Board shall declare and we shall pay in cash a dividend unless otherwise prohibited by law or any then effective credit agreement. As of December 31, 2025, dividends were accruing on the Series D Preferred Stock of 12.0%, the carrying value of the Series D Preferred Stock shares was $112.4 million, which included $65.7 million of accumulated unpaid and deemed dividends. Our Series D Preferred Stock and all of our existing and future indebtedness rank senior to our common stock. For instance, in the event of a liquidation, winding up or dissolution, our assets would be available to make payments to holders of all existing and future indebtedness and Series D Preferred Stock before payments to holders of our common stock and there may not be sufficient assets remaining to pay anything to common stockholders.
Our debt and Series D Preferred Stock obligations could have important consequences, including:
•increasing our vulnerability to adverse economic, industry, or competitive developments;
•requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness and, in the future, if permitted under then effective credit agreements and applicable law, dividends on our Series D Preferred Stock that are currently accrued but unpaid, therefore reducing our ability to use our cash flows to fund operations, capital expenditures, and future business opportunities;
•exposing us to the risk of increased interest rates, which could cause our debt service obligations to increase significantly;
•any failure to comply with the obligations of any of our agreements, including restrictive and financial covenants could result in an event of default under our debt agreements;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions, and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage and capital structure may prevent us from exploring.
If any one of these events were to occur, our business, prospects, financial condition, results of operations, or cash flows could be materially and adversely affected. For more information regarding our indebtedness, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Despite our indebtedness level, we may still be able to incur substantial additional amounts of debt or issue additional shares of preferred stock, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our and our subsidiaries’ debt levels, the related risks that we now face could increase. In addition, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock, which could dilute the value of our common stock to current stockholders, and include additional restrictive covenants.
The agreements governing our indebtedness and our Series D Preferred Stock contain covenants and other restrictions that may limit operating and financial decisions.
The agreements governing our indebtedness contain affirmative, restrictive and financial covenants, and the Certificate of Designation for our Series D Preferred Stock contains provisions that impose significant operating and financial restrictions, in each case that limit our ability to engage in specified types of transactions and to take other actions that may be in our long-term best interest. The agreements governing our indebtedness include covenants which limit our ability to, among other things:

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
Further, the covenants in our debt agreements require us to meet specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control.
In addition, the Certificate of Designation for our Series D Preferred Stock contains provisions that may likewise impose significant operating and financial restrictions on our business, including, limiting our ability to amend our certificate of incorporation (including the Certificate of Designation) without obtaining the vote or consent of a majority of the holders of Series D Preferred Stock if such amendment would have a material adverse effect on the rights, preferences and privileges or powers of the Series D Preferred Stock, subject to certain exceptions. Failure to comply with our debt agreements or the Certificate of Designation could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operation. Furthermore, if we were unable to repay the amounts due and payable under our secured debt agreements, including the Term Loan Facility and the ABL Facility, the lenders thereunder could proceed against the collateral granted to them to secure our borrowings. Such actions by the lenders could also cause cross defaults under our other debt agreements. If we are unable to cure covenant defaults within any applicable grace periods or obtain waivers or acceptable refinancing, such defaults could result in the acceleration of some or all of the indebtedness incurred thereunder, which could lead to bankruptcy, reorganization or insolvency.
We may not be able to generate sufficient cash to service all of our indebtedness and other obligations, and we may not be able to refinance our debt obligations as they mature.
Our ability to make scheduled payments on or to refinance our debt obligations and outstanding Series D Preferred Stock depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or make dividend payments with respect to the Series D Preferred Stock.
We regularly review our capital structure, various financing alternatives and conditions in the debt and equity markets in order to opportunistically enhance our capital structure. In connection therewith, we may seek to refinance or retire existing indebtedness or redeem the Series D Preferred Stock, incur new or additional indebtedness or issue equity or equity-linked securities, in each case, depending on market and other conditions. As our debt obligations mature or if our cash flows and capital resources are insufficient to fund our debt service or cash dividend obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness or redeem our Series D Preferred Stock. Our ability to restructure or refinance our debt or redeem our Series D Preferred Stock will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt or financings related to the redemption of our Series D Preferred Stock could be at higher cost and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing or future debt instruments and Series D Preferred Stock may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
•loss of a major customer;
•actions or requests by activist stockholders;
•issuance of additional equity; and
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
Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable and may prevent stockholders from receiving a takeover premium for their shares. These provisions include, for example, the authorization of the Board to issue up to five million preferred shares without a stockholder vote and that stockholders may not call a special meeting.
We are a Delaware corporation subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. Generally, this statute prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which such person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale or other transaction resulting in a financial benefit to the stockholder. We anticipate that the provisions of Section 203 may encourage parties interested in acquiring us to negotiate in advance with the Board, because the stockholder approval requirement would be avoided if a majority of the directors then in office approve either the business combination or the transaction that results in the stockholder becoming an interested stockholder.
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
We may not realize all of the anticipated benefits from any future strategic acquisition, or those benefits may take longer to realize than expected.
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
In addition, in 2023 the closures of financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation, created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity Overview
We rely on proprietary and third-party information systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personal data of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personal data of our employees in connection with providing business services to us, including web hosting, accounting, payroll and benefit services.
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
Our Chief Financial Officer is responsible for the management of the Company’s information systems and oversees the Company’s information technology team (“IT Team”). The IT Team has in place documented procedures for cybersecurity response plans, which are reviewed annually or as events warrant. The IT Team utilizes third party security experts to provide continuous external penetration testing, conduct security reviews, and to provide a managed security operations center that does regular monitoring as well as provide additional resources for threat and incident response activities.
Cybersecurity Risk Management and Strategy
We employ a multi-layered approach to protect our information systems from cybersecurity threats. We have security operations center coverage that uses an industry standard security information and event management tool to aggregate and analyze data and provide alerts of potential breaches. Hardware within our information systems run an industry-standard anti-virus solution, and we have a patching program in place to keep security updates current. We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats. For example, penetration testing is conducted by an outside party on a periodic basis, resulting in rapid discovery and remediation of potential weaknesses. To ensure employee compliance with our processes, we require yearly cybersecurity training and conduct phish testing, including regular simulated phishing attempts. Additional training is assigned to employees as deemed necessary to reduce the risk of cybersecurity threats. In case of a cybersecurity incident, we maintain a cybersecurity insurance policy to reduce any direct costs that could be incurred.
We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management process to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider.
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
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report, including “A security breach or disruption to our information technology systems, or those of the third parties with whom we work, could materially adversely affect our business, financial condition, results of operations and reputation.”
Item 2.     Properties
As of December 31, 2025, we owned or leased 27 facilities in a total of six countries, which includes a manufacturing facility owned by the JV in China. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions. Our plants generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. The following table lists the current locations of our facilities by segment.
Mobile Solutions Group

Location	General Character	Country	Owned or Leased
Campinas, Brazil	Office	Brazil	Leased
Kamienna Gora, Poland	Plant 1	Poland	Owned
Kamienna Gora, Poland	Plant 2	Poland	Owned
Kentwood, Michigan	Plant 1	U.S.A.	Leased
Kentwood, Michigan	Plant 2	U.S.A.	Leased
Kentwood, Michigan	Plant 3	U.S.A.	Leased
Kentwood, Michigan	Office	U.S.A.	Owned
Marnaz, France	Plant	France	Owned
Marshall, Michigan	Plant	U.S.A.	Leased
Sao Joao da Boa Vista, Brazil	Plant 1	Brazil	Leased
Sao Joao da Boa Vista, Brazil	Plant 2	Brazil	Leased
Sao Joao da Boa Vista, Brazil	Plant 3	Brazil	Leased
Wellington, Ohio	Plant	U.S.A.	Leased
Wuxi, China	Plant	China	Leased

Power Solutions Group

Location	General Character	Country	Owned or Leased
Algonquin, Illinois	Plant	U.S.A.	Leased
Attleboro, Massachusetts	Plant 1	U.S.A.	Leased
Attleboro, Massachusetts	Plant 2	U.S.A.	Leased
Attleboro, Massachusetts	Plant 3	U.S.A.	Leased
Attleboro, Massachusetts	Plant 4	U.S.A	Leased
Attleboro, Massachusetts	Office	U.S.A.	Leased
Foshan City, China	Plant	China	Leased
Mexico City, Mexico	Plant	Mexico	Owned
North Attleboro, Massachusetts	Plant	U.S.A.	Owned
Palmer, Massachusetts	Plant	U.S.A.	Leased
Joint Venture

Location	General Character	Country	Owned or Leased
Wuxi, China	Plant 1	China	Leased
Wuxi, China	Plant 2	China	Leased
Corporate

Location	General Character	Country	Owned or Leased
Charlotte, North Carolina	Office	U.S.A	Leased
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

PART II
Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on Nasdaq under the trading symbol “NNBR.” As of February 23, 2026, there were 4,196 beneficial owners of record of our common stock.
The following graph and table compare the cumulative total shareholder return on our common stock with the cumulative total shareholder return of: (i) the Russell 2000® Index, which is a broad equity market index, and (ii) the S&P SmallCap 600® Industrials Index, which is a published industry index, for the period from December 31, 2020, to December 31, 2025. The following graph and table assume that a $100 investment was made at the close of trading on December 31, 2020. We cannot assure you that the performance of our common stock will continue in the future with the same or similar trend depicted on the graph.
Comparison of Five-Year Cumulative Total Return
(Performance results through December 31, 2025)

250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
NN, Inc.
Russell 2000
S&P SmallCap 600 Industrials

	2020	2021	2022	2023	2024	2025
NN, Inc.	$100.00	$62.40	$22.83	$60.86	$49.75	$19.47
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
S&P SmallCap 600 Industrials	$100.00	$125.90	$114.06	$150.38	$176.18	$200.49
Source: Zachs Investment Research, Inc.
The declaration and payment of dividends are subject to the sole discretion of the Board and depend upon our profitability, financial condition, capital needs, credit agreement restrictions, future prospects, and other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
October 2025	—	$—	—	—
November 2025	—	—	—	—
December 2025	—	—	—	—
Total	—	$—	—	—
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
A detailed discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2024 compared to the year ended December 31, 2023 are not included herein and can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 6, 2025.
Overview and Management Focus
During 2025, the Company continued to execute on its enterprise transformation plan through:
•Obtaining new business wins in targeted growth areas;
•Intentionally shifting the business portfolio by expanding in targeted growth markets;
•Expanding margins through improved sales mix;
•Cost improvement plans and streamlining headcount;
•Improving underperforming plants and strategically rationalizing our footprint;
•Achieving net cost-down through our continuous improvement program;
•Improved operating performance; and
•Refinancing of our term loan.
We are a strategic partner to a diversified and global customer base with long standing business relationships and long-running business streams. We participate in growing and attractive end markets, including grid and electrical distribution, defense and electronics, high-value global automotive parts and passenger vehicles, commercial vehicle and medical components.
Management generally focuses on these trends and relevant market indicators:
•Trends related to the geographic migration of competitive manufacturing, electric vehicles, electrification, electrical distribution and infrastructure, and defense technologies;
•Costs subject to regional and global inflationary environments, including, but not limited to:
•Raw materials including precious metals;
•Wages and benefits, including health care costs;
•Regulatory compliance; and
•Energy;
•Global automotive production rates;
•Global industrial growth and economics;
•Residential and non-residential construction rates;
•Regulatory environment for U.S. public companies and manufacturing companies;
•Currency and exchange rate movements and trends;
•Electric grid and data center investment trends;
•Automation and processing speed trends for the type of equipment needed to manufacture the Company’s products;
•Global prices for the types of metals and precious metals the Company uses in its products;
•Interest rate levels and expectations; and
•Changes in tariff regulations.
Factors That May Influence Results of Operations
The following paragraphs describe several important factors that have influenced, and we expect will continue to influence our results of operations for the year ended December 31, 2025, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.

Macroeconomic Conditions
We continue to monitor the ongoing impacts of current macroeconomic and geopolitical events, including changing conditions from global trade negotiations and tariffs, inflationary cost pressures on metal, raw materials, and other manufacturing inputs, elevated interest rates, supply chain disruptions, and ongoing military conflicts.
Global trade negotiations continue to create volatility in the marketplace. New trade restrictions and/or increases in tariffs could have a material impact on our business, financial condition, or results of operations by increasing our input costs and decreasing demand, although the nature of those trade restrictions and tariffs remains unclear. Additionally, tariffs may increase the risk for elevated inflation more generally, which may drive an increase in other input costs and have made it more difficult to procure precious metals. In particular, prices for commodities and certain metals, including, but not limited to, gold, silver and copper, have recently shown increased volatility. Significant price increases for these commodities and precious metals have, and could continue to have, an adverse effect on our liquidity and operating profits if we cannot timely mitigate the price increases by successfully sourcing lower cost commodities or precious metals or by passing the increased costs on to customers. See “Item 1A. Risk Factors—Increased prices or significant shortages of the commodities that we use in our businesses have had, and could continue to have, a material adverse effect on our business, prospects, financial condition, liquidity, results of operations or cash flows.”
We cannot predict the future impact on our end-markets or input costs, including tariffs and their potential implications and ramifications, nor our ability to recover all cost increases, including the cost of raw materials, through pricing or the timing of such recoveries.
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
Sales Concentration
During the year ended December 31, 2025, a customer in our Mobile Solutions segment represented 11% of consolidated net sales. During the years ended December 31, 2024 and 2023, no single customer accounted for 10% or more of consolidated net sales.
Results of Operations
Year Ended December 31, 2025 compared to the Year Ended December 31, 2024
Financial Data as a Percentage of Net Sales
The following table presents the percentage of our net sales represented by statement of operations line item.

	Years Ended December 31,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	85.9%	85.0%	85.7%
Selling, general, and administrative expense	10.9%	10.7%	9.7%
Depreciation and amortization	8.5%	9.8%	9.4%
Other operating expense (income), net	(0.9)%	0.5%	(0.3)%
Loss from operations	(4.5)%	(5.9)%	(4.5)%
Interest expense	5.3%	4.8%	4.3%
Loss on extinguishment of debt	0.7%	0.1%	—%
Other expense (income), net	(1.1)%	(1.0)%	2.2%
Loss before provision for income taxes and share of net income from joint venture	(9.4)%	(9.8)%	(11.0)%
Provision for income taxes	(0.7)%	(0.5)%	(0.5)%
Share of net income from joint venture	2.1%	2.1%	1.2%
Net loss	(8.1)%	(8.2)%	(10.2)%

Consolidated Results

	Years Ended December 31,
	2025	2024	$ Change
Net sales	$422,207	$464,290	$(42,083)
Cost of sales (exclusive of depreciation and amortization shown separately below)	362,848	394,812	(31,964)
Selling, general, and administrative expense	46,171	49,481	(3,310)
Depreciation and amortization	35,923	45,302	(9,379)
Other operating expense (income), net	(3,820)	2,243	(6,063)
Loss from operations	(18,915)	(27,548)	8,633
Interest expense	22,367	22,095	272
Loss on extinguishment of debt	3,007	349	2,658
Other income, net	(4,568)	(4,558)	(10)
Loss before provision for income taxes and share of net income from joint venture	(39,721)	(45,434)	5,713
Provision for income taxes	(3,153)	(2,410)	(743)
Share of net income from joint venture	8,870	9,571	(701)
Net loss	$(34,004)	$(38,273)	$4,269
Net Sales. Net sales decreased by $42.1 million, or 9.1%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the rationalization of underperforming business and plants, the sale of our Lubbock operations, lower volumes and unfavorable foreign exchange effects of $0.6 million. These decreases were partially offset by contribution of new business launches and higher precious metals pass-through pricing.
Cost of Sales.  Cost of sales decreased by $32.0 million, or 8.1%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the decrease in sales.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased by $3.3 million, or 6.7%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to lower compensation expense due to a reduction in headcount.
Depreciation and Amortization. Depreciation and amortization decreased by $9.4 million or 20.7% during the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to the impact of historical purchase accounting step-up basis becoming fully depreciated in the second half of 2024.
Other Operating Expense (Income), Net. Other operating expense (income), net changed favorably by $6.1 million primarily due to the impairment of machinery and equipment recorded in 2024 at a plant that closed in 2025.
Interest Expense.  Interest expense increased by $0.3 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a decrease in the gain recognized on interest rate swap in 2024 The change is partially offset by a decrease in the amortization of debt issuance costs, lower average debt balances and lower interest rates.

	Years Ended December 31,
	2025	2024
Interest on debt	$20,412	$21,320
Gain recognized on interest rate swap	—	(1,048)
Amortization of debt issuance costs and discount	1,494	2,288
Capitalized interest	(728)	(1,191)
Other	1,189	726
Total interest expense	$22,367	$22,095
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $3.0 million during the year ended December 31, 2025 due to the termination of the 2021 Term Loan Facility, see Note 9 to the Consolidated Financial Statements.
Other Income, Net. Other income, net remained consistent during the year ended December 31, 2025, compared to the year ended December 31, 2024.
Provision for Income Taxes. Our effective tax rate was (7.9)% for the year ended December 31, 2025, compared to (5.3)% for the year ended December 31, 2024. Our effective tax rate for the years ended December 31, 2025 and 2024 were unfavorably impacted by the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. The effective tax rate for the years ended December 31, 2025 and 2024 were favorably impacted by the recording of interest income on our federal income tax refund requested as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as well as the recording of a benefit of a state refund claim in 2024.
Share of Net Income from Joint Venture. Share of net income from the joint venture decreased by $0.7 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to higher fixed costs, depreciation and income taxes partially offset by higher sales and increased margin. The joint venture, in which we own a 49% investment, recognized net sales of $133.6 million and $130.8 million for the years ended December 31, 2025 and 2024, respectively.
Results by Segment
MOBILE SOLUTIONS

	Year Ended December 31,
	2025	2024	$ Change
Net sales	$244,016	$283,944	$(39,928)
Loss from operations	$(8,021)	$(18,078)	$10,057
Net sales decreased by $39.9 million, or 14.1%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to rationalization of underperforming business and plants, lower volume in North America partially offset by favorable foreign exchange effects of $0.2 million.
Loss from operations changed favorably by $10.1 million during the year ended December 31, 2025 compared to the prior year, primarily due to impairment of machinery and equipment recorded in 2024 related to a plant that closed in 2025 and lower depreciation expense due to the impact of historical purchase accounting step-up basis becoming fully depreciated in the second half of 2024. The changes are also impacted by lower gross profits.
POWER SOLUTIONS

	Year Ended December 31,
	2025	2024	$ Change
Net sales	$178,626	$180,545	$(1,919)
Income from operations	$10,321	$13,111	$(2,790)
Net sales decreased by $1.9 million, or 1.1%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the sale of our Lubbock operations, lower volumes, and unfavorable foreign exchange effects of $0.8 million. These decreases were partially offset by higher precious metals pass-through pricing.
Income from operations decreased by $2.8 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to the sale of our Lubbock operations and lower volumes. The decrease is partially offset by lower administrative costs and lower depreciation and amortization expense due to sold or fully utilized assets.
Changes in Financial Condition from December 31, 2024 to December 31, 2025
Overview
From December 31, 2024 to December 31, 2025, total assets decreased by $16.1 million primarily due to decreases in cash and decreases in property, plant and equipment and intangible assets. Additionally, accounts receivable and property, plant and equipment decreased due to the sale of our Lubbock operations during the year. These decreases were partially offset by increases in our investment in a joint venture and increases in inventories.
From December 31, 2024 to December 31, 2025, total liabilities increased by $5.5 million, primarily due to an increase in accounts payable and long-term debt. These increases were partially offset by a decrease in accrued salaries, wages and benefits and reduction in net lease liabilities.
Working capital, which consists of current assets less current liabilities, was $74.2 million as of December 31, 2025, compared to $83.7 million as of December 31, 2024. The decrease in working capital was primarily due to decreases in cash and accounts receivable along with a decrease in accrued salaries, wages and benefits. These were partially offset by an increase in accounts payable.

Cash Flows
Cash provided by operations was $5.7 million for the year ended December 31, 2025, compared with $11.1 million for the year ended December 31, 2024. The decline was due to a decrease in other operating liabilities, an increase in inventory and timing of dividend received from the joint venture. This decrease was partially offset by lower accounts receivable and higher accounts payable.
Cash used in investing activities was $11.0 million for the year ended December 31, 2025, compared with cash used in investing activities of $1.0 million for the year ended December 31, 2024. The unfavorable change is primarily due to the $17.0 million received for the sale of the Lubbock operations during 2024 partially offset by the reduction in capital expenditures.
Cash used in financing activities was $2.5 million during the year ended December 31, 2025 compared with $13.2 million for the year ended December 31, 2024, primarily due to higher net borrowings partially offset by the reduction in proceeds from sale leasebacks.
Liquidity and Capital Resources
Credit Facilities
Term Loan Facility
On April 16, 2025 (the “Closing Date”), we entered into a Term Loan Credit Agreement by and among the Company, the lenders from time to time party thereto (collectively, the “Lenders”) and Alter Domus (US) LLC, as administrative agent (the “Term Loan Agent”) for the Lenders (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement establishes a new $128.0 million senior secured Term Loan Facility (the “Term Loan Facility”) consisting of (i) a $118.0 million of term loan funded in full on the Closing Date (the “Closing Date Term Loans”) and (ii) $10.0 million of delayed draw term loan commitments (any delayed draw term loans funded thereunder, the “Delayed Draw Term Loans”, and together, with the Closing Date Term Loans, the “Term Loans”). As of December 31, 2025, we had $11.4 million of outstanding letters of credit issued under the ABL Facility and $26.7 million in undrawn commitments, as well as $10.0 million in delayed draw term loan commitments, which was fully drawn in January 2026. The Term Loans mature on April 16, 2030. We used the proceeds from the Closing Date Term Loan to repay all of our outstanding obligations under our outstanding term loan facility (see Note 9 to the Consolidated Financial Statements).
Under the Term Loan Credit Agreement, interest rates on the Term Loans are determined based on the type of Term Loan, the length of the interest period, and our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Agreement). The Term Loans currently bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a credit spread adjustment, subject to a 2.00% floor, plus an applicable margin ranging from 8.75% to 9.75% based on our Consolidated Net Leverage Ratio (as defined therein) (“Adjusted Term SOFR Rate Loans”); or 2) the greater of various benchmark rates, with certain adjustments, plus an applicable margin ranging from 7.75% to 8.75% based on our Consolidated Net Leverage Ratio (“Base Rate Loans”). For interest payments due before April 16, 2027, we may elect to pay a portion of interest in-kind (“PIK Election”), subject to a minimum cash interest of 5.25% for Adjusted Term SOFR Rate Loans and 4.25% for Base Rate Loans. The applicable margin increases by 0.50% on borrowings to which the PIK Election is made. At December 31, 2025, the Term Loans bore interest, including amounts we have elected to pay as PIK interest, based on one-month Adjusted Term SOFR, at 13.57%.
On January 29, 2026, we borrowed $10.0 million on the Delayed Draw Term Loans. As a result of borrowing the Delayed Draw Term Loans, the applicable margin for all Term Loans increased by 0.50%. Through January 29, 2026, we incurred a 1.00% commitment fee on undrawn amounts under the Delayed Draw, payable quarterly in arrears.
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
The Term Loan Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, certain financial covenants, such as maximum Consolidated Net Leverage Ratio and minimum Domestic Liquidity (as defined in the Term Loan Credit Agreement), subject, in the case of the Consolidated Net Leverage Ratio covenant, to certain equity cure rights. We were in compliance with the financial covenants of the Term Loan Facility as of December 31, 2025.
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
The Term Loan Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. If an event of default occurs, the lenders under the Term Loan Credit Agreement will be entitled to take various actions, including the termination of any undrawn commitments and the acceleration of amounts due under the Term Loan Credit Agreement.
The Term Loan Facility was issued at a $2.5 million discount and we capitalized an additional $0.7 million in debt issuance costs. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
ABL Facility
On December 30, 2024, we entered into a Revolving Credit and Security Agreement by and among the Company and PNC Bank National Association as lender and administrative agent (in such capacity, the “ABL Agent”) (as amended from time to time, including by the First Amendment to Revolving Credit and Security Agreement, dated as of April 16, 2025, the “ABL Credit Agreement”). The ABL Credit Agreement established a new $50 million senior secured asset backed credit facility (the “ABL Facility”) which provides for senior secured revolving loans (“Revolving Loan”) in the amount of $50.0 million, and permits the issuance of letters of credit thereunder subject to a $15.0 million sublimit. The availability under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States, less customary reserves and other items. The final maturity date of the ABL Facility is the earlier of: 1) December 30, 2029; or 2) 91 days prior to the loan maturity date of the Term Loan Facility.
Under the ABL Facility, Revolving Loans bear interest as either 1) one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10% (“Term SOFR Rate”); or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.00%, depending on the benchmark (“Alternative Base Rate”). At December 31, 2025, based on an Alternative Base Rate Rate, the interest rate on outstanding borrowings under the ABL Facility was 7.25%. We incur a commitment fee of 0.25% for unused capacity under the ABL Facility and a 1.85% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is the earlier of: 1) December 30, 2029; or 2) 91 days prior to the loan maturity date of the Term Loan Facility. We capitalized a total of $1.2 million in new debt issuance costs related to the ABL Facility.
As of December 31, 2025, we had $4.7 million outstanding borrowings under the ABL Facility, $11.4 million of outstanding letters of credit, and $26.7 million available for future borrowings under the ABL Facility.
The ABL Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, a financial covenants as to a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement). We were in compliance with the financial covenants of the ABL Facility as of December 31, 2025.
Our obligations under the ABL Credit Agreement are guaranteed by certain of our subsidiaries and are required to be guaranteed by certain of our later formed or acquired subsidiaries (collectively, the “Guarantors”). Our obligations under the ABL Credit Agreement are collateralized by substantially all of our and the Guarantors’ assets. The ABL Agent, for itself and on behalf of the Lenders, has a first lien on accounts receivable and inventory.
The ABL Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. If an event of default occurs, the lenders under the ABL Credit Agreement will be entitled to take various actions, including the termination of any undrawn commitments and the acceleration of amounts due under the ABL Credit Agreement.
Sale Leaseback Transactions
During 2025 and 2024, we entered into several sale-leaseback transactions and received a total of $21.2 million from the sale and leaseback of several properties. These financing obligations have a weighted average effective fixed interest rate of 9.17%, requires monthly payments and terminate in 2044. In addition, we received $11.0 million from the sale and leaseback of equipment. These financing obligations have a weighted average effective interest rate of 8.26%, require monthly payments and have a weighted average remaining term of 3.3 years.

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
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the CARES Act. Including interest accrued on the initial refund amount, we have a $12.9 million tax refund receivable at December 31, 2025, which is being processed for refund at the IRS service center.
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
The calculation of tax assets, liabilities, and expenses under accounting principles generally accepted in the United States (“U.S. GAAP”) is largely dependent on management judgment of the current and future deductibility and utilization of taxable expenses and benefits using a more likely than not threshold. Specifically, the realization of deferred tax assets and the certainty of tax positions taken are largely dependent upon management weighting the current positive and negative evidence for recording tax benefits and expenses. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future earnings growth. We have recorded a U.S. deferred tax liability for foreign earnings which are not indefinitely reinvested.  We treat global intangible low-taxed income (“GILTI”) as a periodic charge in the year in which it arises and therefore do not record deferred taxes for basis differences associated with GILTI.
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
At December 31, 2025, we had $120.3 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR Rate would have resulted in a net increase in interest expense of $1.2 million on an annualized basis.
At December 31, 2025, based on the Alternative Base Rate, the average interest rate on outstanding borrowings under the ABL Facility was 7.25%, an increase from a one-month SOFR of 5.94% at December 31, 2024. A one-percent increase in one-month SOFR Rate would have resulted in a net increase in interest expense of $0.05 million on an annualized basis.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of December 31, 2025.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NN, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NN, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 4, 2026 expressed an unqualified opinion on those financial statements.
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
March 4, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NN, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NN, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 4, 2026 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Charlotte, North Carolina
March 4, 2026

NN, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net sales	$422,207	$464,290	$489,270
Cost of sales (exclusive of depreciation and amortization shown separately below)	362,848	394,812	419,175
Selling, general, and administrative expense	46,171	49,481	47,436
Depreciation and amortization	35,923	45,302	46,120
Other operating expense (income), net	(3,820)	2,243	(1,657)
Loss from operations	(18,915)	(27,548)	(21,804)
Interest expense	22,367	22,095	21,137
Loss on extinguishment of debt	3,007	349	—
Other expense (income), net	(4,568)	(4,558)	10,730
Loss before provision for income taxes and share of net income from joint venture	(39,721)	(45,434)	(53,671)
Provision for income taxes	(3,153)	(2,410)	(2,285)
Share of net income from joint venture	8,870	9,571	5,806
Net loss	$(34,004)	$(38,273)	$(50,150)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$9,588	$(9,405)	$1,410
Interest rate swap:
Change in fair value, net of tax	—	—	(230)
Reclassification adjustments included in net loss, net of tax	—	(1,007)	(1,815)
Other comprehensive income (loss)	$9,588	$(10,412)	$(635)
Comprehensive loss	$(24,416)	$(48,685)	$(50,785)

Basic and diluted net loss per common share	$(1.07)	$(1.11)	$(1.35)
Shares used to calculate basic and diluted net loss per share	49,437	48,653	46,738

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$11,377	$18,128
Accounts receivable, net	59,785	61,549
Inventories	65,978	61,877
Income tax receivable	13,389	12,634
Prepaid assets	2,952	2,855
Other current assets	10,526	10,519
Total current assets	164,007	167,562
Property, plant and equipment, net	158,885	162,034
Operating lease right-of-use assets	35,155	39,317
Intangible assets, net	30,789	44,410
Investment in joint venture	42,543	34,971
Deferred tax assets	1,673	1,329
Other non-current assets	7,732	7,270
Total assets	$440,784	$456,893
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,442	$38,879
Accrued salaries, wages and benefits	14,004	19,915
Income tax payable	553	659
Short-term debt and current maturities of long-term debt	5,791	5,039
Current portion of operating lease liabilities	6,430	6,038
Other current liabilities	13,575	13,382
Total current liabilities	89,795	83,912
Deferred tax liabilities	4,312	4,969
Long-term debt, net of current maturities	153,758	143,591
Operating lease liabilities, net of current portion	37,092	42,291
Other non-current liabilities	9,420	14,111
Total liabilities	294,377	288,874
Commitments and contingencies (Note 12)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at December 31, 2025 and 2024, respectively	112,409	93,497
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 50,196 and 49,908 shares issued and outstanding at December 31, 2025 and 2024, respectively	502	499
Additional paid-in capital	439,700	455,811
Accumulated deficit	(367,625)	(333,621)
Accumulated other comprehensive loss	(38,579)	(48,167)
Total stockholders’ equity	33,998	74,522
Total liabilities, preferred stock, and stockholders’ equity	$440,784	$456,893

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net loss	$(34,004)	$(38,273)	$(50,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,923	45,302	46,120
Amortization of debt issuance costs and discount	1,494	2,288	1,941
Paid-in-kind interest	2,664	2,677	2,239
Impairments of property, plant and equipment	—	6,546	—
Loss on extinguishment of debt	3,007	349	—
Total derivative loss (gain), net of cash settlements	(3,324)	(1,036)	11,933
Share of net income from joint venture, net of cash dividends received	(5,824)	(3,311)	(1,868)
Gain on sale of business	—	(7,154)	—
Share-based compensation expense	3,200	3,140	2,821
Deferred income taxes	(961)	(690)	(1,273)
Other	(792)	(1,074)	(785)
Changes in operating assets and liabilities:
Accounts receivable	4,129	(2,839)	9,087
Inventories	(1,826)	4,210	9,997
Other operating assets	1,473	(1,558)	(5,041)
Income taxes receivable and payable, net	(837)	(662)	(89)
Accounts payable	10,647	(3,894)	1,142
Other operating liabilities	(9,298)	7,049	3,270
Net cash provided by operating activities	5,671	11,070	29,344
Cash flows from investing activities
Acquisition of property, plant and equipment	(12,919)	(18,314)	(20,496)
Proceeds from sale of property, plant, and equipment	1,885	306	2,898
Proceeds received from sale of business	—	17,000	—
Net cash used in investing activities	(11,034)	(1,008)	(17,598)
Cash flows from financing activities
Proceeds from asset backed credit facilities	53,000	63,400	61,000
Repayments of asset backed credit facilities	(53,700)	(58,000)	(62,000)
Proceeds from long-term debt	118,590	—	—
Repayments of long-term debt	(115,770)	(38,031)	(3,395)
Cash paid for debt issuance costs	(3,811)	(2,011)	(169)
Proceeds from sale-leaseback of equipment	1,385	8,324	—
Proceeds from sale-leaseback of land and buildings	4,300	16,863	—
Repayments of financing obligations	(1,359)	(781)	—
Other	(5,086)	(3,009)	1,681
Net cash used in financing activities	(2,451)	(13,245)	(2,883)
Effect of exchange rate changes on cash flows	1,063	(592)	232
Net change in cash and cash equivalents	(6,751)	(3,775)	9,095
Cash and cash equivalents at beginning of year	18,128	21,903	12,808
Cash and cash equivalents at end of year	$11,377	$18,128	$21,903

Supplemental schedule of non-cash investing activities:
Non-cash additions to property, plant and equipment	$1,558	$3,119	$2,743
Non-cash additions to debt issuance costs	—	—	2,712
Non-cash additions to financing obligations	1,304	—	—
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$17,924	$17,988	$15,272
Cash paid for income taxes	4,926	3,906	3,479

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
(in thousands)	Number of shares	Par value				Total
Balance as of December 31, 2022	43,856	$439	$468,143	$(245,198)	$(37,120)	$186,264
Net loss	—	—	—	(50,150)	—	(50,150)
Dividends accrued for preferred stock	—	—	(13,098)		—	(13,098)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	3,561	36	(57)	—	—	(21)
Share-based compensation expense	—	—	2,821	—	—	2,821
Restricted shares surrendered for tax withholdings under stock incentive plans	(148)	(2)	(177)	—	—	(179)
Other comprehensive loss	—	—	—	—	(635)	(635)
Balance as of December 31, 2023	47,269	$473	$457,632	$(295,348)	$(37,755)	$125,002
Net loss	—	—	—	(38,273)	—	(38,273)
Dividends accrued for preferred stock	—	—	(15,698)	—	—	(15,698)
Shares issued for warrants exercised	2,395	24	11,352			11,376
Shares issued under stock incentive plans, net of forfeitures	401	4	(4)	—	—	—
Share-based compensation expense	—	—	3,140	—	—	3,140
Restricted shares surrendered for tax withholdings under stock incentive plans	(157)	(2)	(611)	—	—	(613)
Other comprehensive loss	—	—	—	—	(10,412)	(10,412)
Balance as of December 31, 2024	49,908	$499	$455,811	$(333,621)	$(48,167)	$74,522
Net loss	—	—	—	(34,004)	—	(34,004)
Dividends accrued for preferred stock	—	—	(18,912)	—	—	(18,912)
Shares issued for warrants exercised	—	—	—			—
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	484	5	(6)	—	—	(1)
Share-based compensation expense	—	—	3,200	—	—	3,200
Restricted shares surrendered for tax withholdings under stock incentive plans	(196)	(2)	(393)	—	—	(395)
Other comprehensive income	—	—	—	—	9,588	9,588
Balance as of December 31, 2025	50,196	$502	$439,700	$(367,625)	$(38,579)	$33,998

See Notes to Consolidated Financial Statements.

NN, Inc.
Notes to Consolidated Financial Statements
Note 1. Significant Accounting Policies
Nature of Business
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As of December 31, 2025, we had 27 facilities in North America, South America, Europe, and China. As used in the Notes to Consolidated Financial Statements, the terms the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
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
Accounting Standards Recently Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires additional annual income tax disclosures. These include a tabular rate reconciliation comprised of eight specific categories, the disaggregation of income taxes paid between federal, state, and foreign jurisdictions, and to disaggregate income from continuing operations before income tax expense and income tax expense from continuing operations between domestic and foreign. ASU 2023-09 eliminates the disclosure of the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made. We have adopted ASU 2023-09 for the year ended December 31, 2025 on a retrospective basis and have presented the tax results for all years to conform to the new guidance.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disaggregated disclosures of certain categories of expenses that are included in income statement line items. ASU 2024-03 is effective for fiscal years beginning on or after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Companies may early adopt and can apply the guidance prospectively or retrospectively. We have not yet determined the potential impact of adopting this standard.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which simplifies how entities measure expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This update provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating credit losses. ASU 2025-05 is effective for fiscal years beginning on or after December 15, 2025. We have not yet determined the potential impact of adopting this standard.
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. We maintain cash balances in transaction accounts with various financial institutions that are insured by the Federal Deposit Insurance Corporation. Although we maintain balances that exceed the federally insured limit, we have not experienced any losses related to these balances, and we believe credit risk to be minimal. We had $10.6 million and $9.0 million in cash and cash equivalents as of December 31, 2025 and 2024, respectively, held at foreign financial institutions.

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
Share Based Compensation
The cost of restricted stock awards, performance share units, and stock options is recognized as compensation expense over the vesting periods based on the grant date fair value, as determined under ASC Topic 718, Compensation – stock compensation.  The grant-date fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. We use a Monte Carlo simulation for performance share units that include a market condition. The grant-date fair value of performance share units that include performance conditions is based on the closing price of our common stock on the date of grant and compensation expense is recognized based on the estimated outcome of the performance condition. Stock options are valued using the Black Scholes financial pricing model. Forefeitures of stock-based compensation awards are accounted for as they occur.
Common Stock and Preferred Stock Dividends
Dividends are recorded as a reduction to retained earnings. When we have an accumulated deficit, dividends are recorded as a reduction of additional paid-in capital.
Foreign Currency Translation
Assets and liabilities of our foreign subsidiaries are translated at current exchange rates. Revenue, costs, and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at the current exchange rate at the date of the transaction. The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated. Transaction gains or losses are recognized as incurred in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2025, 2024, and 2023, transaction gains (losses) were $0.6 million, $(1.3) million, and $0.3 million, respectively.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of certain foreign subsidiaries as these earnings are not deemed to be permanently reinvested. We recognize income tax positions that meet the more likely than not threshold and accrue interest and potential penalties related to unrecognized income tax positions which are recorded as a component of the provision for income taxes. We treat global intangible low-taxed income (“GILTI”) as a periodic charge in the year in which it arises and therefore do not record deferred taxes for basis differences associated with GILTI. We eliminate disproportionate tax effects from accumulated other comprehensive income (loss) when the circumstances upon which they are premised cease to exist.
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
Government Assistance
For the years ended December 31, 2025 and 2024, we received $0.4 million and $1.0 million in grants and other programs from various governments outside of the U.S. These amounts were received as rent abatements and incentives for capital expenditures in specific locations. Amounts received were recognized as reductions to the underlying expense or capital assets.
Assets Held for Sale
During the year ended December 31, 2025, we ceased production activity at our Mobile Solutions plant in Dowagiac, Michigan. The assets that we own have been classified as held for sale as of December 31, 2025 as we are actively marketing the property and equipment for sale. During the year ended December 31, 2025, we sold a building and machinery and equipment for $1.7 million resulting in a loss of $0.4 million, and the net book value of remaining assets held for sale of $1.0 million is included in “Other current assets” on the Consolidated Balance Sheets as of December 31, 2025.
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
These reportable segments are considered our two operating segments as each has engaged in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker (“CODM”) reviews discrete financial information for purposes of allocating resources and assessing performance. The CODM, who is our President and Chief Executive Officer, uses segment operating income (loss) to evaluate the performance of our segments each quarter and for annual forecasting purposes. Operating income (loss) is used to make key operating decisions, such as the amount and timing of capital expenditures, plant optimization actions, and allocation of management resources. In addition to our two reportable segments, we report a Corporate category which includes corporate costs and unallocated expenses. Accounting for transactions between segments are recorded at cost.
The following tables reconcile segment revenues to consolidated loss before provision for income taxes and share of net income from joint venture.

Year Ended December 31, 2025	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$244,016	$178,626	(435)	$422,207
Cost of sales	215,933	147,382	(467)	362,848
Selling, general, and administrative expense	15,009	10,698	20,464	46,171
Depreciation expense	17,520	3,215	1,567	22,302
Other segment items (1)	3,575	7,010	(784)	9,801
Segment operating income (loss)	$(8,021)	$10,321	$(21,215)	$(18,915)
Interest expense				22,367
Loss on extinguishment of debt				3,007
Other income, net				(4,568)
Loss before provision for income taxes and share of net income from joint venture				$(39,721)

Year Ended December 31, 2024	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$283,944	$180,545	(199)	$464,290
Cost of sales	251,847	143,197	(232)	394,812
Selling, general, and administrative expense	14,672	12,987	21,822	49,481
Depreciation expense	26,027	3,994	1,558	31,579
Other segment items (1)	9,476	7,256	(766)	15,966
Segment operating income (loss)	$(18,078)	$13,111	$(22,581)	$(27,548)
Interest expense				22,095
Loss on extinguishment of debt				349
Other income, net				(4,558)
Loss before provision for income taxes and share of net income from joint venture				$(45,434)

Year Ended December 31, 2023	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Sales	$303,335	$185,948	(13)	$489,270
Cost of sales	271,110	148,096	(31)	419,175
Selling, general, and administrative expense	14,471	13,104	19,861	47,436
Depreciation expense	25,803	4,504	1,646	31,953
Other segment items (1)	3,700	9,148	(338)	12,510
Segment operating income (loss)	$(11,749)	$11,096	$(21,151)	$(21,804)
Interest expense				21,137
Other expense, net				10,730
Loss before provision for income taxes and share of net income from joint venture				$(53,671)
_______________________________
(1)    Other segment items includes amortization expense and other operating expenses and income.
The following table presents capital expenditures and depreciation and amortization by reportable segment.

	Year Ended December 31,
	2025	2024	2023
Capital expenditures:
Mobile Solutions	$9,031	$13,438	$15,387
Power Solutions	2,680	3,252	3,643
Corporate	1,208	1,624	1,466
Total	$12,919	$18,314	$20,496
Depreciation and amortization:
Mobile Solutions	$20,873	$29,381	$29,156
Power Solutions	13,483	14,363	15,318
Corporate	1,567	1,558	1,646
Total	$35,923	$45,302	$46,120
The following table summarizes total assets by reportable segment.

	As of December 31,
	2025	2024
Mobile Solutions (1)	$287,974	$294,204
Power Solutions	123,883	124,460
Corporate	28,927	38,229
Total	$440,784	$456,893
_______________________________
(1)     Total assets in Mobile Solutions includes $42.5 million and $35.0 million as of December 31, 2025 and 2024, respectively, related to our investment in the JV.

The following table summarizes long-lived tangible assets by country.

	As of December 31,
	2025	2024
United States	$104,110	$113,846
China	40,724	39,909
France	21,861	20,713
Brazil	13,998	12,585
Poland	10,058	9,131
Mexico	3,289	5,167
All foreign countries	$89,930	$87,505
Total	$194,040	$201,351

The following table summarizes revenue by country, based on our customers’ shipping destination.

	Year Ended December 31,
	2025	2024	2023
United States	$228,836	$265,020	$294,045
China	71,842	67,957	58,195
Brazil	41,373	44,302	48,696
Mexico	15,820	25,663	26,683
Germany	12,188	10,083	8,700
Poland	3,750	4,120	6,161
Other	48,398	47,145	46,790
Total net sales	$422,207	$464,290	$489,270
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

Year Ended December 31, 2025	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$216,419	$30,432	$—	$246,851
General Industrial	7,890	46,217	—	54,107
Residential/Commercial Electrical	—	74,928	—	74,928
Other	19,707	27,049	(435)	46,321
Total net sales	$244,016	$178,626	$(435)	$422,207

Year Ended December 31, 2024	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$192,277	$28,915	$—	$221,192
General Industrial	71,244	46,490	—	117,734
Residential/Commercial Electrical	—	80,545	—	80,545
Other	20,423	24,595	(199)	44,819
Total net sales	$283,944	$180,545	$(199)	$464,290

Year Ended December 31, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$212,582	$34,959	$—	$247,541
General Industrial	73,350	52,276	—	125,626
Residential/Commercial Electrical	—	67,546	—	67,546
Other	17,403	31,167	(13)	48,557
Total net sales	$303,335	$185,948	$(13)	$489,270
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
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. Changes in the contract liability balances during the year ended December 31, 2025, were not materially impacted by any other factors. The balance of deferred revenue was $0.3 million, $0.2 million, $0.4 million and $0.7 million as of December 31, 2025, 2024, 2023 and 2022, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the years ended December 31, 2025, 2024 and 2023, included $0.2 million, $0.4 million and $0.7 million, respectively, that was included in deferred revenue as of the prior year-end.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2025, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
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
Sales Concentration
During the year ended December 31, 2025, a customer in our Mobile Solutions segment represented 11% of consolidated net sales. During the years ended December 31, 2024 and 2023, no single customer accounted for 10% or more of consolidated net sales.

Note 4. Accounts Receivable
The balance of trade accounts receivable was $66.8 million and $75.6 million as of December 31, 2023 and 2022, respectively. The following table presents changes in the allowance for credit losses.

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$1,515	$1,241	$1,469
Additions	170	615	118
Write-offs and other	(322)	(308)	(353)
Currency impact	38	(33)	7
Balance at end of year	$1,401	$1,515	$1,241
As of December 31, 2025, no customer represented 10% or more of our consolidated accounts receivable balance. As of December 31, 2024, one customer represented 11% of our consolidated accounts receivable balance. Amounts due from this customer are primarily related to Mobile Solutions.
Accounts Receivable Sales Programs
We participate in programs that allow us to sell certain receivables from customers on a non-recourse basis to a third-party financial institution. During the years ended December 31, 2025, 2024 and 2023, we incurred fees of $0.6 million, $1.1 million and $1.1 million, respectively, related to the sale of receivables which is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 5. Inventories
Inventories are comprised of the following amounts:

	As of December 31,
	2025	2024
Raw materials	$26,528	$20,664
Work in process	19,739	22,139
Finished goods	19,711	19,074
Total inventories	$65,978	$61,877
Note 6. Property, Plant and Equipment
Property, plant and equipment are comprised of the following amounts:

	As of December 31,
	2025	2024
Land and buildings	$59,202	$56,205
Machinery and equipment	362,187	339,792
Construction in progress	2,895	6,569
Gross cost	424,284	402,566
Less: Accumulated depreciation	265,399	240,532
Property, plant and equipment, net	$158,885	$162,034
For the years ended December 31, 2025, 2024, and 2023, we recorded depreciation expense of $22.3 million, $31.6 million and $32.0 million, respectively. During the year ended 2024, we recognized $0.9 million of accelerated depreciation expense due to changes in the estimated remaining useful life of certain machinery and equipment.
We monitor property, plant and equipment for any indicators of potential impairment. We recognized an impairment of $6.5 million for the year ended December 31, 2024, related to machinery and equipment located at a plant that closed in 2025. The machinery and equipment were adjusted down to their fair value, which was determined based on quoted market prices for similar assets. The impairment loss, which was reported within our Mobile Solutions group, is recognized in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss). There were no impairment charges for the years ended December 31, 2025 and 2023.

Note 7. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2023	$19,003	$39,721	$58,724
Amortization	(3,354)	(10,369)	(13,723)
Intangible assets sold (1)	—	(591)	(591)
Balance as of December 31, 2024	15,649	28,761	44,410
Amortization	(3,353)	(10,268)	(13,621)
Balance as of December 31, 2025	$12,296	$18,493	$30,789
_______________________________
(1)    Represents customer relationships associated with IMC (as defined below), which was sold during the year ended December 31, 2024 (see Note 18).
The following table shows the cost and accumulated amortization of our intangible assets as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
	Gross Carrying Value as of Acquisition Date	Accumulated Amortization	Net Carrying Value	Gross Carrying Value as of Acquisition Date	Accumulated Amortization	Net Carrying Value
Customer relationships	$169,416	$(139,628)	$29,788	$169,416	$(126,281)	$43,135
Trademark and trade name	4,100	(3,099)	1,001	4,100	(2,825)	1,275
Total identified intangible assets	$173,516	$(142,727)	$30,789	$173,516	$(129,106)	$44,410
Intangible assets that are fully amortized are removed and no longer represented in the gross carrying value or accumulated amortization.
The following table shows estimated future amortization expense for each of the next five years.

Year Ending December 31,
2026	$13,621
2027	11,579
2028	3,353
2029	2,236
2030	—
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the years ended December 31, 2025, 2024 and 2023.
Note 8. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd., a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2023	$32,701
Share of earnings	9,571
Dividends paid by joint venture	(6,260)
Foreign currency translation loss	(1,041)
Balance as of December 31, 2024	34,971
Share of earnings	8,870
Dividends paid by joint venture	(3,046)
Foreign currency translation gain	1,748
Balance as of December 31, 2025	$42,543

The following tables show summarized financial information of the unconsolidated JV.

	Year Ended December 31,
	2025	2024	2023
Net sales	133,608	130,807	109,630
Cost of sales	111,276	106,166	93,609
Income from operations	20,305	22,790	14,175
Net income	17,496	19,533	11,848

	December 31,
	2025	2024
Current assets	93,017	84,409
Noncurrent assets	83,951	73,399
Current liabilities	82,411	76,859
Noncurrent liabilities	6,801	7,639
There were no sales to the JV recognized during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, we had a receivable due from the JV of $0.4 million and $0.2 million, respectively.
Note 9. Debt
The following table presents amounts outstanding on our debt facilities.

	As of December 31,
	2025	2024
Term Loan Facility	$120,289	$114,397
ABL Facility	4,700	5,400
Financing obligations from sale-leaseback transactions	30,213	24,496
International loans	8,148	8,485
Unamortized debt issuance costs and discount (1)	(3,801)	(4,148)
Total debt	$159,549	$148,630
_______________________________
(1) In addition to this amount, costs of $0.9 million and $1.2 million related to asset backed credit facilities were recorded in other non-current assets as of December 31, 2025 and 2024, respectively.
We capitalized interest costs of $0.7 million, $1.2 million, and $1.3 million in the years ended December 31, 2025, 2024, and 2023, respectively, related to construction in progress.
Term Loan Facility
On April 16, 2025 (the “Closing Date”), we entered into a Term Loan Credit Agreement by and among the Company, the lenders from time to time party thereto (collectively, the “Lenders”) and Alter Domus (US) LLC, as administrative agent (the “Term Loan Agent”) for the Lenders (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement establishes a new $128.0 million senior secured Term Loan Facility (the “Term Loan Facility”) consisting of (i) a $118.0 million of term loan funded in full on the Closing Date (the “Closing Date Term Loans”) and (ii) $10.0 million of delayed draw term loan commitments (any delayed draw term loans funded thereunder, the “Delayed Draw Term Loans”, and together, with the Closing Date Term Loans, the “Term Loans”). As of December 31, 2025, we had $11.4 million of outstanding letters of credit issued under the ABL Facility and $26.7 million in undrawn commitments, as well as $10.0 million in delayed draw term loan commitments, which was fully drawn in January 2026. The Term Loans mature on April 16, 2030. We used the proceeds from the Closing Date Term Loan to repay all of our outstanding obligations under our outstanding term loan facility (see “2021 Term Loan” below).
Under the Term Loan Credit Agreement, interest rates on the Term Loans are determined based on the type of Term Loan, the length of the interest period, our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Agreement). The Term Loans currently bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a credit spread adjustment, subject to a 2.00% floor, plus an applicable margin ranging from 8.75% to 9.75% based on our Consolidated Net Leverage Ratio (as defined herein) (“Adjusted Term SOFR Rate Loans”); or 2) the greater of various benchmark rates, with certain adjustments, plus an applicable margin ranging from 7.75% to 8.75% based on our Consolidated Net Leverage Ratio (“Base Rate Loans”). For interest payments due before April 16, 2027, we may elect to pay a portion of interest in-kind (“PIK Election”), subject to a minimum cash interest of 5.25% for Adjusted Term SOFR Rate Loans and 4.25%

for Base Rate Loans. The applicable margin increases by 0.50% on borrowings to which the PIK Election is made. At December 31, 2025, the Term Loans bore interest, including amounts we have elected to pay as PIK interest, based on one-month Adjusted Term SOFR, at 13.57%.
On January 29, 2026, we borrowed $10.0 million on the Delayed Draw Term Loans. As a result of borrowing the Delayed Draw Term Loans, the applicable margin for all Term Loans increased by 0.50%. Through January 29, 2026, we incurred a 1.00% commitment fee on undrawn amounts under the Delayed Draw, payable quarterly in arrears.
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
The Term Loan Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, certain financial covenants, such as maximum Consolidated Net Leverage Ratio and minimum Domestic Liquidity (as defined in the Term Loan Credit Agreement), subject, in the case of the Consolidated Net Leverage Ratio covenant, to certain equity cure rights. We were in compliance with the financial covenants of the Term Loan Facility as of December 31, 2025.
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
The Term Loan Credit Agreement contains customer events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. If an event of default occurs, the lenders under the Term Loan Credit Agreement will be entitled to take various actions, including the termination of any undrawn commitments and the acceleration of amounts due under the Term Loan Credit Agreement.
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
During the year ended December 31, 2025, we recognized a $3.0 million loss on extinguishment in connection with the termination of the 2021 Term Loan Facility.
ABL Facility

On December 30, 2024, we entered into a Revolving Credit and Security Agreement by and among the Company and PNC Bank National Association as lender and administrative agent (in such capacity, the “ABL Agent”) (as amended from time to time, including by the First Amendment to Revolving Credit and Security Agreement, dated as of April 16, 2025, the “ABL Credit Agreement”). The ABL Credit Agreement established a new $50 million senior secured asset backed credit facility (the “ABL Facility”) which provides for senior secured revolving loans (“Revolving Loan”) in the amount of $50.0 million, and permits the issuance of letters of credit thereunder subject to a $15.0 million sublimit. The availability under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States, less customary reserves and other items. The final maturity date of the ABL Facility is the earlier of: 1) December 30, 2029; or 2) 91 days prior to the loan maturity date of the Term Loan Facility.
Under the ABL Facility, Revolving Loans bear interest as either 1) one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10% (“Term SOFR Rate”); or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.00%, depending on the benchmark (“Alternative Base Rate”). At December 31, 2025, based on a Alternative Base Rate, the interest rate on outstanding borrowings under the ABL Facility was 7.25%. We incur a commitment fee of 0.25% for unused capacity under the ABL Facility and a 1.85% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is the earlier of: 1) December 30, 2029; or 2) 91 days prior to the loan maturity date of the Term Loan Facility. We capitalized a total of $1.2 million in new debt issuance costs related to the ABL Facility.
As of December 31, 2025, we had $4.7 million outstanding borrowings under the ABL Facility, $11.4 million of outstanding letters of credit, and $26.7 million available for future borrowings under the ABL Facility.
The ABL Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, a financial covenants as to a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement). We were in compliance with the financial covenants of the ABL Facility as of December 31, 2025.
Our obligations under the ABL Credit Agreement are guaranteed by certain of our subsidiaries and are required to be guaranteed by certain of our later formed or acquired subsidiaries (collectively, the “Guarantors”). Our obligations under the ABL Credit Agreement are collateralized by substantially all of our and the Guarantors’ assets. The ABL Agent, for itself and on behalf of the Lenders, has a first lien on accounts receivable and inventory.
The ABL Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. If an event of default occurs, the lenders under the ABL Credit Agreement will be entitled to take various actions, including the termination of any undrawn commitments and the acceleration of amounts due under the ABL Credit Agreement.
Sale-Leaseback Transactions
In May 2025, we sold an additional property for a sales price of $4.3 million and concurrent with the sale, entered into a 19-year lease agreement with the purchaser for the property. In March 2024, we sold three of our properties for an aggregate sales price of $16.9 million and concurrent with the sale, we entered into a 20-year lease agreement with the purchaser for these properties.
Since these lease agreements allow for us to exercise renewal options that extend for substantially all of the remaining economic life, we have the ability to maintain the risks and rewards of ownership. Because the transactions did not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the properties remain on our Consolidated Balance Sheets and the non-land assets will continue to be depreciated over their remaining useful lives. The $21.2 million of total gross proceeds from these transactions were recognized as financing obligations as a component of long-term debt. The monthly lease payments, which increase 3.00% each year, are being amortized as principal payments and interest expense through 2044 based on a weighted average effective interest rate of 9.17%. We incurred $0.9 million in debt issuance costs related to these transactions, which is being amortized over the term of the debt.
In June and July 2025, we sold additional pieces of manufacturing equipment for an aggregate sales price of $2.7 million and entered into 3 to 5-year lease agreements with the purchaser for the equipment. In March 2024, we sold multiple pieces of manufacturing equipment for an aggregate sales price of $4.9 million. Concurrent with the sale, we entered into a 5-year lease agreement with the purchaser that includes a repurchase option for this equipment. In May 2024, we sold additional pieces of manufacturing equipment for an aggregate sales price of $3.4 million and entered into 5-year and 6-year lease agreements with the purchaser for the equipment. Since these lease agreements allow for us to exercise a purchase option, we have the ability to maintain the risks and rewards of ownership. Since the transactions did not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the assets remain on our Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives. The $11.0 million of total gross proceeds from these transactions were recognized as a financing obligation as a component of long-term debt. The monthly lease payments are being amortized as principal payments and interest expense on a weighted average effective interest rate of 8.26%.

International Loans
We have fixed rate debt with various financial institutions in France, Poland and China, with maturity dates between 2026 and 2033. These loans, which were obtained to fund working capital and equipment purchases, had a weighted average interest rate of 2.25% at December 31, 2025.
Future Maturities
The following table lists aggregate maturities of debt for each of the next five years.

2026	$5,791
2027	4,020
2028	4,249
2029	5,982
2030	121,329
Thereafter	21,979
Note 10. Preferred Stock
On March 22, 2021, we completed a private placement of 65,000 shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”), at a price of $1,000 per share. The Series D Preferred Stock has an initial liquidation preference of $1,000 per share and is redeemable at our option in cash at a redemption price equal to the liquidation preference then in effect. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases to 12.0%. On March 22, 2026, the cash dividend rate and in-kind dividend rate will increase by 2.5% per year, and each year thereafter. Cash dividends are required beginning on September 30, 2027 and are limited based on terms and conditions of our outstanding credit agreements.
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
As of December 31, 2025, the carrying value of the Series D Preferred Stock shares was $112.4 million, which included $65.7 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value.

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$93,497	$77,799	$64,701
Accrual of in-kind dividends	12,776	11,351	10,085
Amortization	6,136	4,347	3,013
Balance at end of year	$112,409	$93,497	$77,799

Note 11. Leases
The following table presents components of lease expense:

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$7,933	$7,995	$8,077
Finance lease cost:
Amortization of right-of-use assets	2,605	1,596	1,600
Interest expense	511	359	345
Short-term lease cost (1)	473	477	604
Sublease income	(3,893)	(3,845)	(2,284)
Total lease cost	$7,629	$6,582	$8,342
_______________________________
(1) Excludes expenses related to leases with a lease term of one month or less.
The following table presents lease-related assets and liabilities recorded on the balance sheet.

		As of December 31,
	Financial Statement Line Item	2025	2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$35,155	$39,317
Finance lease assets	Property, plant and equipment, net	18,108	16,579
Total lease assets		$53,263	$55,896
Liabilities:
Current liabilities:
Operating lease liabilities	Current portion of operating lease liabilities	$6,430	$6,038
Finance lease liabilities	Other current liabilities	4,163	3,565
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities, net of current portion	37,092	42,291
Finance lease liabilities	Other non-current liabilities	4,110	5,469
Total lease liabilities		$51,795	$57,363
The following table contains supplemental cash flow information related to leases.

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$8,619	$8,511	$8,462
Operating cash flows used in finance leases	511	359	345
Financing cash flows used in finance leases	4,032	2,400	1,766
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	—	692	1,028
Right-of-use assets obtained in exchange for new finance lease liabilities	2,689	5,170	1,619
_______________________________
(1) Includes new leases, renewals, and modifications.
The weighted average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term - operating leases	7.9 years	8.5 years
Weighted-average remaining lease term - finance leases	2.2 years	2.6 years
Weighted-average discount rate - operating leases	7.6%	7.7%
Weighted-average discount rate - finance leases	5.8%	5.8%

The maturities of lease liabilities as of December 31, 2025, is as follows:

	Operating Leases	Finance Leases
2026	$8,531	$4,529
2027	8,334	3,177
2028	6,789	744
2029	6,926	253
2030	4,839	116
Thereafter	20,441	—
Total future minimum lease payments	55,860	8,819
Less: imputed interest	12,338	546
Total lease liabilities	$43,522	$8,273
Subleases
We have entered into subleases for certain leased buildings or portions of leased buildings when no longer needed for our current operational needs. The weighted-average remaining lease term of our subleases is 8.8 years. In June 2023, we began subleasing our Taunton and Irvine sites, under subleases that extend through the lease termination dates of the respective head leases. We are subleasing a portion of our leased corporate headquarters office space under two separate subleases that expire in 2027 and 2029, respectively. The undiscounted cash flows to be received under operating subleases subsequent to December 31, 2025, is as follows:

2026	$3,937
2027	3,920
2028	3,626
2029	3,374
2030	3,450
Thereafter	15,812
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
We believe that we have substantial legal and factual defenses, and we continue to defend our interests in this matter vigorously. The matter encompasses several lawsuits filed with the Brazilian courts requesting declaratory actions that no tax is due or seeking a stay of execution on the collection of the tax. We have obtained multiple favorable decisions and one unfavorable decision. Although we anticipate a favorable resolution to the remaining matters, we can provide no assurances that we will be successful in achieving dismissal of all pending cases. The U.S. dollar amount that would be owed in the event of an unfavorable decision is subject to interest, penalties, and currency impacts and therefore is dependent on the timing of the decision. For the remaining open lawsuits, we currently believe the cumulative potential liability in the event of unfavorable decisions on all matters will be less than $2.0 million, inclusive of interest and penalties.
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

Note 13. Income Taxes
The following table summarizes income (loss) before benefit (provision) for income taxes and share of net income from joint venture.

	Years Ended December 31,
	2025	2024	2023
United States	$(45,979)	$(54,703)	$(64,394)
Foreign	6,258	9,269	10,723
Loss before provision for income taxes and share of net income from joint venture	$(39,721)	$(45,434)	$(53,671)
The following table summarizes total income tax expense (benefit) recognized in each year.

	Years Ended December 31,
	2025	2024	2023
Current taxes:
U.S. Federal	$(599)	$(583)	$(580)
State	76	(378)	126
Foreign	4,554	4,292	3,901
Total current tax expense	4,031	3,331	3,447
Deferred taxes:
U.S. Federal	$(9,091)	$(10,421)	$(9,057)
State	1,785	(2,262)	(1,833)
Foreign	(1,971)	(1,138)	(721)
U.S. federal, state and foreign valuation allowance	8,399	12,900	10,449
Total deferred tax benefit	(878)	(921)	(1,162)
Total income tax expense	$3,153	$2,410	$2,285

The following tables present a reconciliation of income taxes based on the U.S. federal statutory income tax rate.

	Years Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
U.S federal statutory income tax rate	$(8,342)	21.0%	$(9,541)	21.0%	$(11,271)	21.0%
State taxes, net of federal taxes, exclusive of tax reform	60	(0.2)%	(299)	0.7%	100	(0.2)%
Foreign tax effects
France
Intercompany lending	519	(1.3)%	583	(1.3)%	288	(0.5)%
Change in valuation allowance	(96)	0.2%	42	(0.1)%	731	(1.4)%
Other	15	—%	(7)	—%	(408)	0.8%
Brazil
Change in valuation allowance	—	—%	—	—%	(779)	1.5%
Other	226	(0.6)%	282	(0.6)%	443	(0.8)%
China
R&D superdeduction	(601)	1.5%	(598)	1.3%	(537)	1.0%
Tax rate differential	(571)	1.4%	(569)	1.3%	(486)	0.9%
Withholding taxes	1,713	(4.3)%	1,820	(4.0)%	1,110	(2.1)%
Other	99	(0.2)%	(187)	0.4%	(202)	0.4%
Mexico
Tax rate differential	(433)	1.1%	29	(0.1)%	135	(0.3)%
Deferred true-ups	—	—%	—	—%	718	(1.3)%
Change in valuation allowance	1,109	(2.8)%	—	—%	—	—%
Other	306	(0.8)%	(142)	0.3%	(7)	—%
Other	74	(0.2)%	170	(0.4)%	(164)	0.3%
Effect of cross-border tax laws
GILTI	741	(1.9)%	1,395	(3.1)%	1,134	(2.1)%
Tax Credits	—	—%	(251)	0.6%	(123)	0.2%
Change in valuation allowance	9,091	(22.9)%	10,420	(22.9)%	8,645	(16.1)%
Nontaxable or nondeductible items
Share-based compensation	73	(0.2)%	(936)	2.1%	561	(1.0)%
Warrant revaluation	(700)	1.8%	12	—%	2,327	(4.3)%
Other	565	(1.4)%	573	(1.3)%	201	(0.4)%
Changes in unrecognized tax benefits	14	—%	13	—%	13	—%
Other adjustments
Interest on federal refunds	(618)	1.6%	(595)	1.3%	(592)	1.1%
Other	(91)	0.3%	196	(0.5)%	448	(1.0)%
Effective tax rate	$3,153	(7.9)%	$2,410	(5.3)%	$2,285	(4.3)%
Our effective tax rate was (7.9)% for the year ended December 31, 2025, compared to (5.3)% for the year ended December 31, 2024. The effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries, foreign tax rate differences and the limitation on the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized. Our effective tax rate was (5.3)% and (4.3)% for the years ended December 31, 2024 and 2023, respectively, which differed from the U.S. federal statutory tax rate of 21% primarily due to the impact of our valuation allowance changes during each year. For the years ended December 31, 2025, 2024 and 2023, a majority of our state income tax expense relates to Massachusetts and Texas.

In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). During the years ended December 31, 2025 and 2024, we accrued $0.6 million and $0.7 million, respectively, of interest on the CARES Act refund. Including interest accrued on the initial refund amount, we have a $12.9 million tax refund receivable at December 31, 2025, which is in the process of IRS review. The timing of the receipt of the refund is expected in 2026.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which impacts various provisions of the U.S. federal tax code, including but not limited to 100% bonus depreciation, immediate expensing of domestic research and development costs, modifications to the limitation on business interest expense and changes to the international tax regime. Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. The impact of OBBBA is not material to our consolidated financial statements and will not have a significant impact on our effective tax rate due to the full valuation allowance in the U.S. We continue to monitor additional guidance issued related to OBBBA.
The following table summarizes the principal components of the deferred tax assets and liabilities.

	As of December 31,
	2025	2024
Deferred income tax liabilities:
Tax in excess of book depreciation	$10,538	$11,917
Intangible assets	6,639	10,533
Operating leases	7,598	9,005
Taxes on unremitted foreign earnings	4,258	4,488
Other deferred tax liabilities	854	682
Total deferred income tax liabilities	29,887	36,625
Deferred income tax assets:
Interest expense limitation	21,564	18,571
Goodwill	15,590	18,393
Inventories	4,989	5,062
Section 174 research and development costs	2,089	3,123
Pension and personnel accruals	1,870	2,297
Operating leases	9,481	11,154
Net operating loss carryforwards	36,610	29,304
Credit carryforwards	3,513	3,099
Accruals and reserves	282	341
Other deferred tax assets	747	981
Deferred income tax assets before valuation allowance	96,735	92,325
Valuation allowance on deferred tax assets	(69,487)	(59,340)
Total deferred income tax assets	27,248	32,985
Net deferred income tax liabilities	$2,639	$3,640
As of December 31, 2025, we had a $47.9 million U.S. federal net operating loss (“NOL”) carryover. The federal NOL has an indefinite life, but utilization within any tax year is limited to 80% of taxable income. As of December 31, 2025, we had $16.7 million of tax effected, state NOL carryovers, which begin to expire in 2030. We also have $13.4 million, tax-effected, of foreign NOL carryovers at December 31, 2025.  The carryforward period of the foreign NOLs varies by jurisdiction. As of December 31, 2025, we had $95.7 million in U.S. federal interest expense carryforwards and $1.9 million, tax effected, state interest carryforwards. The interest carryforwards have an indefinite life but are limited to 30% of adjusted taxable income.
We have $0.4 million and $3.2 million of U.S. federal tax credits and tax credits in foreign jurisdictions, respectively, as of December 31, 2025. The U.S. federal tax credits will begin expiring in 2041 while the foreign tax credits will begin expiring in 2026.
We assess available positive and negative evidence to estimate whether it is more likely than not sufficient future taxable income will be generated to provide use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future earnings growth. On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $69.5 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized without consideration of future earnings growth. We have established valuation allowances on all net deferred tax assets in the U.S., France, Poland and the Power Mexico business.
We believe all remaining tax assets will more likely than not be realized. However, the amount of the deferred tax asset realized will change based on future conditions, and the amount considered realizable will be adjusted if objective negative evidence in the form of cumulative losses is no longer present allowing additional weight to be given to subjective evidence such as our projections for growth.
During the years ended December 31, 2025, 2024 and 2023, the valuation allowance increased by $10.1 million, $11.8 million and $17.3 million, respectively, primarily due to allowances recorded against U.S. federal net operating loss carryforwards, and carryforwards of disallowed interest expense which are subject to certain annual deduction limitations. During the year ended December 31, 2023, the $17.3 million increase was partially offset by the release of the valuation allowance in Brazil.
As a result of the deemed mandatory repatriation provisions in the U.S. Tax Cuts and Jobs Act of 2017 and subsequent recognition in income of GILTI, we do not have material basis differences related to cumulative unremitted earnings for U.S. income tax purposes. However, we continue to evaluate the impact that repatriation of foreign earnings would have on withholding and other taxes. As of December 31, 2025, we have recorded a liability of $4.3 million for the anticipated withholding taxes that would be due upon repatriation of the unremitted earnings of those subsidiaries for which management does not intend to permanently reinvest.
We are subject to U.S. federal income tax as well as tax in several foreign jurisdictions. We are also subject to tax by various state authorities.  The tax years subject to examination vary by jurisdiction.  We are no longer subject to U.S. federal examination for periods before 2022. We regularly assess the outcomes of both ongoing and future examinations for the current or prior years to ensure our provision for income taxes is sufficient.  We recognize liabilities based on estimates of whether additional taxes will be due, and we believe our reserves are adequate in relation to any potential assessments.  The outcome of any one examination, some of which may conclude during the next twelve months, is not expected to have a material impact on our financial position or results of operations.
Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties of $0.6 million and $0.5 million are included in other non-current liabilities as of December 31, 2025 and 2024, respectively.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties.

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$117	$121	$118
Additions for tax positions of prior years	11	—	3
Reductions for tax positions of prior years	—	(4)	—
Balance at end of year	$128	$117	$121
The increase to unrecognized tax benefits in 2025 is related to the foreign currency remeasurement of previously unrecognized tax benefits. As of December 31, 2025, the unrecognized tax benefits would, if recognized, impact our effective tax rate by $0.7 million, inclusive of the impact of interest and penalties.
The following table shows a reconciliation of income taxes paid (refunded) by jurisdiction.

	Years Ended December 31,
	2025	2024	2023
US Federal	$—	$90	$—
US State
North Carolina	14	5	(641)
Massachusetts	—	(455)	57
Other	82	85	20
Foreign
Brazil	890	686	588
China	3,653	3,265	2,982
Mexico	287	230	473
Total taxes paid	$4,926	$3,906	$3,479

Note 14. Net Income (Loss) Per Common Share
The following table summarizes the computation of basic and diluted net income (loss) per common share.

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(34,004)	$(38,273)	$(50,150)
Adjustment for preferred stock cumulative dividends and deemed dividends	(18,912)	(15,698)	(13,098)
Numerator for basic and diluted net loss per common share	$(52,916)	$(53,971)	$(63,248)

Denominator:
Weighted average common shares outstanding	50,216	49,596	46,174
Adjustment for participating securities	(2,237)	(2,724)	(2,636)
Adjustment for warrants outstanding (1)	1,458	1,781	3,200
Shares used to calculate basic and diluted net loss per share	49,437	48,653	46,738

Basic and diluted net loss per common share	$(1.07)	$(1.11)	$(1.35)
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

	Years Ended December 31,
	2025	2024	2023
Stock options	115	212	381
Warrants	1,500	1,500	1,500
Performance share units	820	802	133
Total antidilutive securities	2,435	2,514	2,014
Stock options excluded from the EPS calculations had a per share exercise price ranging from $7.93 to $25.16 for the year ended December 31, 2025. The 2019 Warrants (as defined below) excluded from the EPS calculations for the year ended December 31, 2025 had a per share exercise price of $11.03 (see Note 17). Performance share units are potentially dilutive when the related performance criterion has been met.
Note 15. Share-Based Compensation
As of December 31, 2025, we have 2.5 million shares available that can be issued to employees and non-executive directors under the NN, Inc. 2022 Amended and Restated Omnibus Incentive Plan and prior plans (collectively, the “Incentive Plans”), as options, stock appreciation rights, and other share-based awards. Shares of our common stock delivered upon exercise or vesting may consist of newly issued shares of our common stock or shares acquired in the open market.
Share-based compensation expense is recognized in the “Selling, general, and administrative expense” line in the Consolidated Statements of Operations and Comprehensive Income (Loss). The following table lists the components of share-based compensation expense by type of award.

	Years Ended December 31,
	2025	2024	2023
Restricted stock	$1,989	$2,119	$2,237
Performance share units	1,211	1,021	570
Stock options	—	—	14
Share-based compensation expense	$3,200	$3,140	$2,821
Unrecognized compensation cost related to unvested awards was $5.8 million as of December 31, 2025, which will be recognized over a weighted-average period of 2.5 years.

Restricted Stock
During the years ended December 31, 2025, 2024, and 2023, we granted 682,000, 660,000, and 3,782,000 shares of restricted stock with weighted average grant-date fair values of $2.54, $4.25, and $1.37 per share, respectively. The total grant-date fair value of restricted stock that vested in the years ended December 31, 2025, 2024 and 2023, was $2.0 million, $2.0 million and $4.2 million, respectively.
The following table presents the status of unvested restricted stock awards as of December 31, 2025 and changes during the year then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	2,326	$2.18
Granted	682	2.54
Vested	(772)	2.65
Forfeited	(209)	2.58
Unvested at December 31, 2025	2,027	$2.08
During the years ended December 31, 2025 and 2024, we granted 682,000 and 390,000 shares of restricted stock, respectively, to non-executive directors, officers and certain other employees which vest pro-rata over three years for employees and over one year for non-executive directors. In addition, we granted 270,000 shares of restricted stock to new executive officers as inducement grants, during the year ended December 31, 2024, which vest pro-rata over five years.
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
The following table presents the status of unvested PSUs as of December 31, 2025 and activity during the year then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	3,671	$1.45
Granted	266	2.09
Forfeited	(60)	3.25
Nonvested at December 31, 2025	3,877	$1.48
During the year ended December 31, 2025, we granted 266,000 TSR Awards to executive officers under the Incentive Plans for the 2025 to 2027 performance period. During the years ended December 31, 2024 and 2023, we granted 590,000 and 3,621,000 PSUs with weighted average grant-date fair values of $3.71 and $1.14 per share, respectively.
The total grant-date fair value of PSU’s that vested in the years ended December 31, 2025, 2024, and 2023, was $0.0 million, $0.1 million, and $0.3 million, respectively.
Stock Options
Stock options, which were last granted in 2020, have an exercise price equal to the closing price of our stock on the date of grant, an exercise term of ten years, and a vesting period of three years. No stock options were exercised during the fiscal years ended December 31, 2025, 2024 and 2023. The following table presents stock option activity for the year ended December 31, 2025.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	169	$13.99
Expired	(93)	13.36
Outstanding and exercisable at December 31, 2025	76	$14.77	2.0 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at December 31, 2025, was greater than the exercise price of any individual option grant.
Note 16. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of December 31, 2022	$(40,172)	$3,149	$(97)	$(37,120)
Other comprehensive income (loss) before reclassifications	1,410	(327)	97	1,180
Amounts reclassified from AOCI to interest expense (2)	—	(1,815)	—	(1,815)
Net other comprehensive income (loss)	1,410	(2,142)	97	(635)
Balance as of December 31, 2023	$(38,762)	$1,007	$—	$(37,755)
Other comprehensive income (loss) before reclassifications	(9,405)	—	—	(9,405)
Amounts reclassified from AOCI to interest expense (2)	—	(1,007)	—	(1,007)
Net other comprehensive income (loss)	(9,405)	(1,007)	—	(10,412)
Balance as of December 31, 2024	$(48,167)	$—	$—	$(48,167)
Other comprehensive income (loss) before reclassifications	9,588	—	—	9,588
Amounts reclassified from AOCI to interest expense (2)	—	—	—	—
Net other comprehensive income (loss)	9,588	—	—	9,588
Balance as of December 31, 2025	$(38,579)	$—	$—	$(38,579)
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
The following table presents the changes in the liability balance of the embedded derivatives.

	Years Ended December 31,
	2025	2024
Balance at beginning of year	$5,192	$16,556
Issuances	—	—
Change in fair value (1)	(3,324)	12
Settlements	—	(11,376)
Balance at end of year	$1,868	$5,192
_______________________________
(1)    Changes in the fair value are recognized in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	1,861	—	7

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	4,776	—	416
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price (Level 1).
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods (Level 3). The probabilities resulted in a weighted average term of 1.3 years as of December 31, 2025 and 2.0 years as of December 31, 2024.
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
During the years ended December 31, 2024 and 2023, we recognized an interest benefit of $1.0 million and $1.8 million, respectively, from gains recognized in interest expense on the effective interest rate swap in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of December 31, 2025 and 2024, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $156.9 million and $147.8 million, with a carrying amount of $159.5 million and $148.6 million, as of December 31, 2025 and 2024, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities (Level 3).

Note 18. Divestiture
On July 2, 2024, we completed the sale of our Lubbock operations, known as Industrial Molding Corporation (“IMC”), for $17.0 million in cash, subject to customary purchase price adjustments. We received net proceeds of $15.4 million after paying certain transaction costs, which was used to repay a portion of the outstanding borrowings under the 2021 Term Loan Facility. We determined that the sale of IMC did not represent a strategic shift that will have a major effect on the consolidated results of operations, therefore the results of this business will continue to be reported within our Power Solutions segment. The gain on sale of business is recognized in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following is a summary of the net gain recognized in connection with the divestiture:

Net proceeds	$17,000
Net assets disposed	8,281
Direct costs to sell	1,565
Gain on sale of business	$7,154
Note 19. Plant Optimization Activities
During the second half of 2024, we took specific steps to consolidate our footprint by identifying two manufacturing facilities to close due to volume rationalization which will reduce costs and improve operational efficiency. We ceased production activities at our Mobile Solutions plants in Juarez, Mexico and Dowagiac, Michigan in January 2025 and March 2025, respectively. In addition, we implemented operational and cost optimization actions to reduce indirect and overhead costs.
In 2025, we completed the facility closures and organizational changes previously announced. We incurred $13.4 million in charges have recognized the cumulative costs with $5.5 million recognized in the “Cost of sales” line, $1.4 million in the “Selling, general, and administrative expense” line, and $6.5 million in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss). All costs incurred have been recognized in the Mobile Solutions segment. We expect to recognize annual benefits of approximately $5.4 million.
The following is a summary of costs incurred and amounts accrued during the year ended December 31, 2025.

	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Restructuring costs	3,267	6,546	2,787	12,600
Amounts paid	(581)	—	(257)	(838)
Charges against assets	—	(6,546)	(2,530)	(9,076)
Balance as of December 31, 2024	2,686	—	—	2,686
Restructuring costs	380	—	401	781
Amounts paid	(2,554)	—	(401)	(2,955)
Charges against assets	—	—	—	—
Balance as of December 31, 2025	$512	$—	$—	$512
Of the $0.8 million incurred during the year ended December 31, 2025, $0.5 million are recognized in the “Cost of sales” line and $0.3 million in the “Selling, general, and administrative expense” line in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Voluntary Early Retirement Program
During the year ended December 31, 2025 we recognized $0.4 million related to an early retirement incentive program (“ERIP”) that was open to certain U.S. employees that met specified age and service requirements, and who terminated employment in 2025 and remaining expected in 2026. All benefit payments are expected to be made in 2026.
During the year ended December 31, 2025 and 2024, we recognized $0.4 million and $1.2 million, respectively, related to an ERIP open to certain U.S. employees that met specified age and service requirements who terminated employment in 2024. The total cost of $1.6 million benefit payments were made in 2025.

Note 20. Subsequent Event
On January 29, 2026, we entered into Amendment No. 1 to Term Loan Credit Agreement, which amended the Term Loan Credit Agreement dated as of April 16, 2025. The Term Loan Credit Agreement provides for (i) a $118.0 million term loan that was funded in full in April 2025 and (ii) $10.0 million of delayed draw term loan commitments. In connection with entering into the Amendment, we borrowed $10.0 million of Delayed Draw Term Loans.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2025.
Grant Thornton LLP, the independent registered public accounting firm that has audited our consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report included in Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers, and Corporate Governance
The information about our executive officers is included in Part I, Item 1 of this Annual Report.
Our Code is applicable to all officers, directors, and employees, and is available on our Investor Relations website at www.nninc.com.  Information contained on our website is not part of this Annual Report.  We intend to satisfy the disclosure requirements regarding any applicable amendment to, or waiver from, the Code by posting such information on our Investor Relations website rather than by filing a Current Report on Form 8-K.
All other information required by this Item 10 of Form 10-K will be contained in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2025, and in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 11 of Form 10-K will be included in the 2026 Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K will be contained in the 2026 Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.
Information required by Item 201(d) of Regulation S-K concerning our equity compensation plans is set forth in the table below.

	Table of Equity Compensation Plan Information (in thousands, except per share data)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	76	$14.77	2,452
Equity compensation plans not approved by security holders	—	—	—
Total	76	$14.77	2,452
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be contained in the 2026 Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K concerning our accounting fees and services will be contained in the 2026 Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 18, 2014, by and among NN, Inc., PMC Global Acquisition Corporation, Autocam Corporation, Newport Global Advisors, L.P., and John C. Kennedy	8-K	000-23486	2.1	July 22, 2014
3.1	Restated Certificate of Incorporation of NN, Inc.	S-3	333-89950	3.1	June 6, 2002
3.2	Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Declassification).	8-K	000-23486	3.1	May 20, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Share Increase)	8-K	000-23486	3.2	May 20, 2019
3.4	Amended and Restated By-Laws of NN, Inc.	8-K	001-39268	3.1	January 20, 2023
3.5	Certificate of Designation of Series D Preferred Stock	8-K	000-39268	3.1	March 22, 2021
4.1	The specimen stock certificate representing NN, Inc.’s Common Stock, par value $0.01 per share	S-3	333-89950	4.1	June 6, 2002
4.2	Form of Common Stock Purchase Warrant	8-K	000-23486	4.1	December 11, 2019
4.3	Description of Securities	10-K	000-39268	4.5	March 15, 2021
4.4	Common Stock Warrant	8-K	000-39268	4.1	March 22, 2021
4.5	Common Stock Purchase Warrant	8-K	001-39268	4.1	March 7, 2023
10.1*	Form of Indemnification Agreement	S-3/A	333-89950	10.6	July 15, 2002
10.2	Escrow Agreement, effective as of August 29, 2014, by and among NN, Inc., Newport Global Advisors, L.P., John C. Kennedy and Computershare Trust Company, N.A.	8-K	000-23486	10.3	September 2, 2014
10.3	Indemnity Agreement, effective as of August 29, 2014, by and among NN, Inc. and each of the shareholders of Autocam Corporation identified therein	8-K	000-23486	10.4	September 2, 2014
10.4*	NN, Inc. 2019 Omnibus Incentive Plan.	DEF14A	000-23486	Appendix C	April 8, 2019

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.5	Separation Agreement, dated as of April 1, 2017, by and between NN, Inc. and D. Gail Nixon.	10-Q	000-23486	10.1	May 10, 2019
10.6*	Form of Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.4	August 9, 2019
10.7*	Form of Nonqualified Stock Option Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.5	August 9, 2019
10.8*	Form of Restricted Share Award Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.6	August 9, 2019
10.9*	Form of Performance Share Unit Award Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.7	August 9, 2019
10.10	Securities Purchase Agreement, dated March 22, 2021, by and between NN, Inc. and the NGTV Nevada Holdings LP	8-K	001-39268	10.1	March 22, 2021
10.11	Board Observer Agreement, dated March 22, 2021, by and between NN, Inc. and the NHTV Nevada Holdings LP	8-K	001-39268	10.2	March 22, 2021
10.12	Term Loan Credit Agreement, dated March 22, 2021, by and among NN, Inc., as borrower, and Oaktree Fund Administration, LLC, as administrative agent	8-K	001-39268	10.3	March 22, 2021
10.13	Credit Agreement, dated March 22, 2021, by and among NN, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39268	10.4	March 22, 2021
10.14*	Separation Agreement by and between NN, Inc. and Michael C. Felcher	8-K	001-39268	10.2	June 15, 2021
10.15	Amendment No. 1 to Term Loan Credit Agreement, dated as of March 3, 2022, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	8-K	001-39268	10.1	March 4, 2022
10.16*	2022 Omnibus Incentive Plan	DEF14A	001-39268	Appendix A	April 15, 2022
10.17	Amendment No. 2 to Term Loan Credit Agreement, dated as of March 3, 2023, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent	8-K	001-39268	10.1	March 7, 2023
10.18	Amendment No. 1 to Credit Agreement, dated as of March 3, 2023, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39268	10.2	March 7, 2023
10.19	Warrant Letter Agreement, dated as of March 3, 2023, by and between NN, Inc. and the affiliates of Oaktree Capital Management, L.P. party thereto	8-K	001-39268	10.3	March 7, 2023
10.20*	Letter of Understanding, dated May 8, 2023, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.1	May 9, 2023
10.21*	Form of Restricted Share Award Agreement, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.2	May 9, 2023
10.22*	Form of Performance Share Unit Award Agreement, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.3	May 9, 2023
10.23*	Form of Separation Agreement, by and between NN, Inc. and Harold Bevis.	8-K	001-39268	10.4	May 9, 2023

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.24*	Executive Employment Agreement, effective as of August 10, 2023, by and between NN Canada, Inc. and Tim French.	8-K	001-39268	10.1	August 8, 2023
10.25*	Form of Restricted Share Award Agreement, by and between NN, Inc. and Tim French.	8-K	001-39268	10.2	August 8, 2023
10.26*	Form of Performance Share Unit Award Agreement, by and between NN, Inc. and Tim French.	8-K	001-39268	10.3	August 8, 2023
10.27*	Form of Separation Agreement, by and between NN Canada, Inc. and Tim French.	8-K	001-39268	10.4	August 8, 2023
10.28*	Form of Indemnification Agreement, by and between NN Canada, Inc. and Tim French.	8-K	001-39268	10.5	August 8, 2023
10.29*	Form of Restricted Share Award Agreement under the 2022 Omnibus Incentive Plan.	10-K	001-39268	10.31	March 12, 2024
10.30*	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Incentive Plan.	10-K	001-39268	10.32	March 12, 2024
10.31	Purchase and Sale Agreement and Escrow Agreement, dated March 5, 2024, by and between NN, Inc. and Tenet Equity Funding SPE III, LLC.	8-K	001-39268	10.1	March 8, 2024
10.32	Amendment No. 3 to Term Loan Credit Agreement, dated March 15, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent.	8-K	001-39268	10.1	March 15, 2024
10.33	Amendment No. 2 to Credit Agreement, dated as of March 15, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-39268	10.2	March 15, 2024
10.34*	NN, Inc. Amended and Restated 2022 Omnibus Incentive Plan.	DEF14A	001-39268	Appendix A	April 4, 2024
10.35*	Consulting Agreement by and between NN, Inc. and Michael C. Felcher.	8-K	001-39268	10.1	June 24, 2024
10.36*	Letter of Understanding by and between NN, Inc. and Christopher H. Bohnert.	8-K	001-39268	10.2	June 24, 2024
10.37*	Restricted Share Award Agreement by and between NN, Inc. and Christopher H. Bohnert.	8-K	001-39268	10.3	June 24, 2024
10.38*	Performance Share Unit Award Agreement by and between NN, Inc. and Christopher H. Bohnert.	8-K	001-39268	10.4	June 24, 2024
10.39*	Separation Agreement by and between NN, Inc. and Christopher H. Bohnert.	8-K	001-39268	10.5	June 24, 2024
10.40*	Indemnification Agreement by and between NN, Inc. and Christopher H. Bohnert.	8-K	001-39268	10.6	June 24, 2024
10.41	Amendment No. 4 to Term Loan Credit Agreement, dated as of August 29, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent.	8-K	001-39268	10.1	August 30, 2024
10.42	Amendment No. 3 to Credit Agreement, dated as of August 29, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-39268	10.2	August 30, 2024

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.43	Revolving Credit and Security Agreement, dated as of December 30, 2024, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and PNC Bank, National Association., as administrative agent.	8-K	001-39268	10.1	January 2, 2025
10.44	Amendment No. 5 to Term Loan Credit Agreement, dated as of December 30, 2024, by and between NN, Inc., certain subsidiaries of NN, Inc. and Oaktree Fund Administration, LLC, as administrative agent and collateral agent.	8-K	001-39268	10.2	January 2, 2025
10.45*	Letter of Understanding by and between NN, Inc. and Jami Statham	10-Q	001-39268	10.1	May 7, 2025
10.46	Amendment No. 6 to Term Loan Credit Agreement, dated as of March 28, 2025, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent	8-K	001-39268	10.1	April 2, 2025
10.47	Term Loan Credit Agreement, date as of April 16, 2025, amoung NN, Inc., as the Borrower and The Lenders Party Hereto and Alter Domus (US) LLC, as Administrative Agent for all of the Lenders	8-K	001-39268	10.1	April 17, 2025
10.48	First Amendment to Revolving Credit and Security Agreement, dated as of April 16, 2025, by and among NN, Inc. as Borrower, certain subsidiaries of NN, Inc., the lenders party thereto and PNC Bank, National Association, as lender and as agent	8-K	001-39268	10.2	April 17, 2025
10.49#
Second Amendment to Revolving Credit and Security Agreement, date as of December 10, 2025, by and among NN, Inc. as Borrower, certain subsidiaries of NN, Inc., the lenders party thereto and PNC Bank, National Association, as lender and as agent

10.50	Amendment No. 1 to Term Loan Credit Agreement, dated January 29, 2026, among NN, Inc. as the Borrower and the lenders party thereto from time to time, and Alter Domus (US) LLC, as administrative agent for the lenders	8-K	001-39268	10.1	January 30, 2026
10.51	Cooperation Agreement, dated as of January 16, 2026, by and between NN, Inc. and Legion Partners Asset Management, LLC. NN, Inc, Amended and Restated Insider Trading Policy	8-K	001-39268	10.1	January 20, 2026
19.1#	NN, Inc. Amended and Restated Insider Trading Policy
21.1#	List of Subsidiaries of NN, Inc.
23.1#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page of this Report)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32.1##	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act
32.2##	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act
97.1	Amended and Restated Incentive Compensation Recoupment Policy	10-K	001-39268	97.10	March 12, 2024

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
101.INS#	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filings.
Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NN, Inc.

By:	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director

Date:	March 4, 2026

KNOW ALL MEN BY THESE PRESENTS, each person whose signature appears below hereby constitutes and appoints Harold C. Bevis, Christopher H. Bohnert and Jami A. Statham, jointly and severally, as their attorney-in-fact, with the power of substitution, in any and all capacities, to sign and file with the Securities and Exchange Commission any amendments to this report, together with all exhibits thereto and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact, or their substitute(s), may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Harold C. Bevis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2026
Harold C. Bevis

/s/ Christopher H. Bohnert	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2026
Christopher H. Bohnert

/s/ Jeri J. Harman	Non-Executive Chairman, Director	March 4, 2026
Jeri J. Harman

/s/ Raynard D. Benvenuti	Director	March 4, 2026
Raynard D. Benvenuti

/s/ Christina E. Carroll	Director	March 4, 2026
Christina E. Carroll

/s/ João Faria	Director	March 4, 2026
João Faria

/s/ Rajeev Gautam, Ph.D.	Director	March 4, 2026
Rajeev Gautam, Ph.D.

/s/ Thomas H. Wilson, Jr.	Director	March 4, 2026
Thomas H. Wilson, Jr.

/s/ Raymond T. White	Director	March 4, 2026
Raymond T. White

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULES 13a-14(a) AND 15d-14(a)
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Harold C. Bevis, certify that:
1)I have reviewed this annual report on Form 10-K of NN, Inc.;
2)Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3)Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4)The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5)The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 4, 2026	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULES 13a-14(a) AND 15d-14(a)
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Christopher H. Bohnert, certify that:
1)I have reviewed this annual report on Form 10-K of NN, Inc.;
2)Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3)Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4)The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5)The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 4, 2026	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NN, Inc. (the “Company”) on Form 10-K for the annual period ended December 31, 2025, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacity and date indicated below, hereby certifies pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods indicated.

Date: March 4, 2026	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NN, Inc. (the “Company”) on Form 10-K for the annual period ended December 31, 2025, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacity and date indicated below, hereby certifies pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods indicated.

Date: March 4, 2026	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)