Form 10-Q
period 2026-03-31
NN INC
filed 2026-05-06
CIK 918541

    UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2026, there were 52,773,512 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net sales	$118,452	$105,688
Cost of sales (exclusive of depreciation and amortization shown separately below)	99,031	91,646
Selling, general, and administrative expense	13,294	11,170
Depreciation and amortization	9,240	8,774
Other operating income, net	(1,055)	(1,113)
Loss from operations	(2,058)	(4,789)
Interest expense	5,769	5,194
Other expense (income), net	502	(2,169)
Loss before provision for income taxes and share of net income from joint venture	(8,329)	(7,814)
Provision for income taxes	(717)	(1,310)
Share of net income from joint venture	2,218	2,439
Net loss	$(6,828)	$(6,685)
Other comprehensive income:
Foreign currency translation gain	$1,547	$3,125
Other comprehensive income	$1,547	$3,125
Comprehensive loss	$(5,281)	$(3,560)

Basic and diluted net loss per share	$(0.25)	$(0.23)
Shares used to calculate basic and diluted net loss per share	49,702	49,075

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$8,471	$11,377
Accounts receivable, net of allowances of $1,496 and $1,401 at March 31, 2026 and December 31, 2025	71,977	59,785
Inventories	68,181	65,978
Income tax receivable	13,622	13,389
Prepaid assets	5,375	2,952
Other current assets	12,466	10,526
Total current assets	180,092	164,007
Property, plant and equipment, net of accumulated depreciation of $271,954 and $265,399 at March 31, 2026 and December 31, 2025	158,369	158,885
Operating lease right-of-use assets	33,474	35,155
Intangible assets, net	27,384	30,789
Investment in joint venture	45,332	42,543
Deferred tax assets	1,673	1,673
Other non-current assets	7,102	7,732
Total assets	$453,426	$440,784
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,881	$49,442
Accrued salaries, wages and benefits	17,136	14,004
Income tax payable	323	553
Current maturities of long-term debt	3,511	5,791
Current portion of operating lease liabilities	5,846	6,430
Other current liabilities	17,826	13,575
Total current liabilities	96,523	89,795
Deferred tax liabilities	4,427	4,312
Long-term debt, net of current maturities	166,853	153,758
Operating lease liabilities, net of current portion	35,168	37,092
Other non-current liabilities	6,505	9,420
Total liabilities	309,476	294,377
Commitments and contingencies (Note 11)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025	117,847	112,409
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 52,789 and 50,196 shares issued and outstanding at March 31, 2026 and December 31, 2025	527	502
Additional paid-in capital	437,061	439,700
Accumulated deficit	(374,453)	(367,625)
Accumulated other comprehensive loss	(37,032)	(38,579)
Total stockholders’ equity	26,103	33,998
Total liabilities, preferred stock, and stockholders’ equity	$453,426	$440,784
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(6,828)	$(6,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,240	8,774
Amortization of debt issuance costs and discount	249	716
Paid-in-kind interest	1,542	316
Total derivative loss (gain), net of cash settlements	245	(1,762)
Share of net income from joint venture	(2,218)	(2,439)
Share-based compensation expense	801	839
Deferred income taxes	179	174
Other	(196)	(519)
Changes in operating assets and liabilities:
Accounts receivable	(12,011)	(5,403)
Inventories	(1,919)	(220)
Other operating assets	(4,479)	(3,444)
Income taxes receivable and payable, net	(457)	(163)
Accounts payable	578	6,468
Other operating liabilities	6,653	3
Net cash used in operating activities	(8,621)	(3,345)
Cash flows from investing activities
Acquisition of property, plant and equipment	(3,297)	(3,907)
Proceeds from sale of property, plant, and equipment	100	177
Net cash used in investing activities	(3,197)	(3,730)
Cash flows from financing activities
Proceeds from asset backed credit facilities	16,200	11,000
Repayments of asset backed credit facilities	(15,950)	(9,026)
Proceeds from long-term debt	10,000	—
Repayments long-term debt	(284)	—
Cash paid for debt issuance costs	(100)	—
Repayments of financing obligations	(465)	(297)
Other	(1,444)	(1,094)
Net cash provided by financing activities	7,957	583
Effect of exchange rate changes on cash flows	955	103
Net change in cash and cash equivalents	(2,906)	(6,389)
Cash and cash equivalents at beginning of period	11,377	18,128
Cash and cash equivalents at end of period	$8,471	$11,739
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2025	50,196	$502	$439,700	$(367,625)	$(38,579)	$33,998
Net loss	—	—	—	(6,828)	—	(6,828)
Dividends accrued for preferred stock	—	—	(5,438)	—	—	(5,438)
Shares issued for warrants exercised	1,455	14	2,095	—	—	2,109
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	1,206	12	(12)	—	—	—
Share-based compensation expense	—	—	801	—	—	801
Restricted shares surrendered for tax withholdings under stock incentive plans	(68)	(1)	(85)	—	—	(86)
Other comprehensive income	—	—	—	—	1,547	1,547
Balance as of March 31, 2026	52,789	$527	$437,061	$(374,453)	$(37,032)	$26,103

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2024	49,908	$499	$455,811	$(333,621)	$(48,167)	$74,522
Net loss	—	—	—	(6,685)	—	(6,685)
Dividends accrued for preferred stock	—	—	(4,407)	—	—	(4,407)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	637	6	(7)	—	—	(1)
Share-based compensation expense	—	—	839	—	—	839
Restricted shares surrendered for tax withholdings under stock incentive plans	(19)	—	(49)	—	—	(49)
Other comprehensive income	—	—	—	—	3,125	3,125
Balance as of March 31, 2025	50,526	$505	$452,187	$(340,306)	$(45,042)	$67,344

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As of March 31, 2026, we had 27 facilities in North America, South America, Europe and China. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2025, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2026. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three months ended March 31, 2026 and 2025; financial position as of March 31, 2026 and December 31, 2025; and cash flows for the three months ended March 31, 2026 and 2025, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly our financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2025 Annual Report. The results for the three months ended March 31, 2026, are not necessarily indicative of results for the year ending December 31, 2026, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounting Standards Recently Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires additional annual income tax disclosures. These include a tabular rate reconciliation comprised of eight specific categories, the disaggregation of income taxes paid between federal, state, and foreign jurisdictions, and to disaggregate income from continuing operations before income tax expense and income tax expense from continuing operations between domestic and foreign. ASU 2023-09 eliminates the disclosure of the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made. We adopted ASU 2023-09 for the year ended December 31, 2025 and have presented the required interim disclosures on a retrospective basis in this Quarterly Report on Form 10-Q.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which simplifies how entities measure expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This update provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating credit losses. ASU 2025-05 became effective for fiscal years beginning on or after December 15, 2025. We have adopted the practical expedient effective for the current fiscal year noting that it does not have a material impact on the Company’s financial statements.
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

Assets Held for Sale
During the year ended December 31, 2025, we ceased production activity at our Mobile Solutions plant in Dowagiac, Michigan. The assets that we own have been classified as held for sale as of March 31, 2026 as we are actively marketing the property and equipment for sale. The net book value of remaining assets held for sale of $1.0 million is included in Other current assets on the Condensed Consolidated Balance Sheets as of March 31, 2026.
Note 2. Segment Information
Our business is aggregated into the following two reportable segments:
•Mobile Solutions, which is focused on growth in the automotive, general industrial, and medical end markets; and
•Power Solutions, which is focused on growth in the electrical, general industrial, automotive, and medical end markets.
These reportable segments are considered our two operating segments as each has engaged in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker (“CODM”) reviews discrete financial information for purposes of allocating resources and assessing performance. The CODM, who is our President and Chief Executive Officer, uses segment operating income (loss) to evaluate the performance of our segments each quarter and for annual forecasting purposes. Segment operating income (loss) is used to make key operating decisions, such as the amount and timing of capital expenditures, plant optimization actions, and allocation of management resources. In addition to our two reportable segments, we report a Corporate category, which includes corporate costs and unallocated expenses. Accounting for transactions between segments are recorded at cost.

The following tables reconcile segment net sales to consolidated loss before provision for income taxes and share of net income from joint venture.

Three Months Ended March 31, 2026	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Net sales	$63,113	$55,400	$(61)	$118,452
Cost of sales	55,633	43,469	(71)	99,031
Selling, general, and administrative expense	4,136	3,043	6,115	13,294
Depreciation expense	4,663	800	372	5,835
Other segment items (1)	756	1,791	(197)	2,350
Segment operating (loss) income	$(2,075)	$6,297	$(6,280)	$(2,058)
Interest expense				5,769
Other expense, net				502
Loss before provision for income taxes and share of net income from joint venture				$(8,329)

Three Months Ended March 31, 2025	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Net sales	$62,244	$43,508	(64)	$105,688
Cost of sales	56,450	35,268	(72)	91,646
Selling, general, and administrative expense	3,538	2,682	4,950	11,170
Depreciation expense	4,209	780	380	5,369
Other segment items (1)	734	1,755	(197)	2,292
Segment operating (loss) income	$(2,687)	$3,023	$(5,125)	$(4,789)
Interest expense				5,194
Other income, net				(2,169)
Loss before provision for income taxes and share of net income from joint venture				$(7,814)

(1) Other segment items includes amortization expense and other operating expenses and income.

The following table presents capital expenditures and depreciation and amortization by reportable segment.

	Three Months Ended March 31,
	2026	2025
Capital expenditures:
Mobile Solutions	$2,911	$2,666
Power Solutions	202	874
Corporate	184	367
Total	$3,297	$3,907
Depreciation and amortization:
Mobile Solutions	$5,501	$5,047
Power Solutions	3,367	3,347
Corporate	372	380
Total	$9,240	$8,774
The following table summarizes total assets by reportable segment.

	March 31, 2026	December 31, 2025
Mobile Solutions (1)	$292,879	$287,974
Power Solutions	129,044	123,883
Corporate	31,503	28,927
Total	$453,426	$440,784
_______________________________
(1)     Total assets in Mobile Solutions includes $45.3 million and $42.5 million as of March 31, 2026 and December 31, 2025, respectively, related to our investment in a joint venture (see Note 7).
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

Three Months Ended March 31, 2026	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$55,083	$8,148	$—	$63,231
General Industrial	1,322	14,665	—	15,987
Residential/Commercial Electrical	—	25,233	—	25,233
Other	6,708	7,354	(61)	14,001
Total net sales	$63,113	$55,400	$(61)	$118,452

Three Months Ended March 31, 2025	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive and Commercial Vehicle	$52,887	$7,237	$—	$60,124
General Industrial	4,403	9,579	—	13,982
Residential/Commercial Electrical	—	20,532	—	20,532
Other	4,954	6,160	(64)	11,050
Total net sales	$62,244	$43,508	$(64)	$105,688

Sales Concentration
During the three months ended March 31, 2026, a customer in our Mobile Solutions segment represented 11% of consolidated revenue. During the three months ended March 31, 2025, a customer in our Mobile Solutions segment represented 13% of consolidated revenue, and a customer from our Power Solutions segment represented 11% of consolidated revenue.
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.5 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the three months ended March 31, 2026 included $0.1 million that was included in deferred revenue as of December 31, 2025. The balance of deferred revenue was $0.4 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the three months ended March 31, 2025 included $0.1 million that was included in deferred revenue as of December 31, 2024.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2026, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Note 4. Accounts Receivable
The balance of trade accounts receivable was $67.8 million and $61.5 million as of March 31, 2025 and December 31, 2024, respectively. The following table presents changes in the allowance for credit losses.

	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of period	1,401	$1,515
Additions	49	(72)
Write-offs and other	49	(81)
Currency impact	(3)	13
Balance at end of period	$1,496	$1,375
As of March 31, 2026, one customer represented 12% of consolidated accounts receivable. Amounts due from this customer are primarily related to Mobile Solutions.
We participate in programs that allow us to sell certain receivables from customers on a non-recourse basis to third-party financial institutions. During the three months ended March 31, 2026 and 2025, we incurred fees of $0.2 million and $0.1 million, respectively, related to the sale of receivables, which is recorded in the Other expense (income), net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 5. Inventories
Inventories are comprised of the following amounts:

	March 31, 2026	December 31, 2025
Raw materials	$25,991	$26,528
Work in process	22,101	19,739
Finished goods	20,089	19,711
Total inventories	$68,181	$65,978
Note 6. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2025	$12,296	$18,493	$30,789
Amortization	(838)	(2,567)	(3,405)
Balance as of March 31, 2026	$11,458	$15,926	$27,384
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the three months ended March 31, 2026 and 2025.
Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2025	$42,543
Share of earnings	2,218
Foreign currency translation gain	571
Balance as of March 31, 2026	$45,332
Note 8. Debt
The following table presents amounts outstanding on our debt facilities.

	March 31, 2026	December 31, 2025
Term loan facilities	$131,810	$120,289
ABL Facility	4,950	4,700
Financing obligations from sale-leaseback transactions	29,777	30,213
International loans	7,534	8,148
Unamortized debt issuance costs and discount (1)	(3,707)	(3,801)
Total debt	$170,364	$159,549
_______________________________
(1)    In addition to this amount, costs of $0.8 million and $0.9 million related to the ABL Facility (as defined below) were recorded in other non-current assets as of March 31, 2026 and December 31, 2025, respectively.
We capitalized interest costs of $0.2 million and $0.2 million in the three months ended March 31, 2026 and 2025, respectively, related to construction in progress.
Term Loan Facility
On April 16, 2025 (the “Closing Date”), we entered into a Term Loan Credit Agreement by and among the Company, the lenders from time to time party thereto (collectively, the “Lenders”) and Alter Domus (US) LLC, as administrative agent (the “Term Loan Agent”) for the Lenders (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement establishes a new $128.0 million senior secured Term Loan Facility (the “Term Loan Facility”) consisting of (i) a $118.0 million of term loan funded in full on the Closing Date (the “Closing Date Term Loans”) and (ii) $10.0 million of delayed draw term loan commitments (any delayed draw term loans funded thereunder, the “Delayed Draw Term Loans”, and together, with the Closing Date Term Loans, the “Term Loans”). As of March 31, 2026, we had $11.4 million of outstanding letters of credit issued under the ABL Facility and $30.7 million in undrawn commitments. The Term Loans mature on April 16, 2030. We used the proceeds from the Closing Date Term Loan to repay all of our outstanding obligations under our outstanding term loan facility (see “2021 Term Loan” below).
Under the Term Loan Credit Agreement, interest rates on the Term Loans are determined based on the type of Term Loan, the length of the interest period, our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Agreement). The Term Loans currently bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a credit spread adjustment, subject to a 2.00% floor, plus an applicable margin ranging from 8.75% to 9.75% based on our Consolidated Net Leverage Ratio (as defined herein) (“Adjusted Term SOFR Rate Loans”); or 2) the greater of various benchmark rates, with certain adjustments, plus an applicable margin ranging from 7.75% to 8.75% based on our Consolidated Net Leverage Ratio (“Base Rate Loans”). For interest payments due before April 16, 2027, we may elect to pay a portion of interest in-kind (“PIK Election”), subject to a minimum cash interest of 5.25% for Adjusted Term SOFR Rate Loans and 4.25% for Base Rate Loans. The applicable margin increases by 0.50% on borrowings to which the PIK Election is made. At March 31, 2026, the Term Loans bore interest, including amounts we have elected to pay as PIK interest, based on one-month Adjusted Term SOFR, at 13.52%.
On January 29, 2026, we borrowed $10.0 million on the Delayed Draw Term Loans. As a result of borrowing the Delayed Draw Term Loans, the applicable margin for all Term Loans increased by 0.50%. Through January 29, 2026, we incurred a 1.00% commitment fee on undrawn amounts under the Delayed Draw, payable quarterly in arrears.
Subject to certain exceptions, we are required to make principal payments (i) annually that are calculated as a percentage, based on our Consolidated Net Leverage Ratio, of our Excess Cash Flow (as defined in the Term Loan Credit Agreement), (ii) Net Cash Proceeds (as defined in the Term Loan Credit Agreement) of certain non-ordinary course Dispositions (as defined in the Term Loan Credit Agreement) within 10 business days of receipt thereof, and (iii) Net Cash Proceeds from certain insurance events. We may voluntarily prepay the Term Loans, in whole or part without premium or penalty following April 16, 2027. If we would have voluntarily prepaid borrowings prior to April 16, 2026, we would have been subject to a prepayment premium equal to the present value at the prepayment date of (i) 2.00% of the outstanding principal amount of the Term Loans to be prepaid, plus (ii) all remaining scheduled interest payments due on such Term Loans through April 16, 2026 (excluding accrued but unpaid interest to, but not including, the prepayment date), computed using a discount rate equal to the Treasury Rate (determined as of the Business Day prior to such date of prepayment) plus 50 basis points. If we voluntarily prepay borrowings following April 16, 2026 and prior to April 16, 2027, we are subject to a prepayment premium equal to 2.00% of the principal amount prepaid.
The Term Loan Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, certain financial covenants, such as maximum Consolidated Net Leverage Ratio and minimum Domestic Liquidity (as defined in the Term Loan Credit Agreement), subject, in the case of the Consolidated Net Leverage Ratio covenant, to certain equity cure rights. We were in compliance with the financial covenants of the Term Loan Facility as of March 31, 2026.
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
The Term Loan Facility was issued at a $2.5 million discount and we capitalized an additional $0.7 million in debt issuance costs. In January 2026, we capitalized an additional $0.1 million in debt issuance costs as part of the borrowings under the Delayed Draw Term Loan. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
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
Outstanding borrowings on the 2021 Term Loan bore interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a duration adjustment (“Adjusted Term SOFR”), subject to a 1.000% floor, plus an applicable margin of 6.875%, or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning in the second quarter of 2023, interest was increased on a paid-in-kind basis at a rate between 1.00% and 2.00% (“PIK interest”), dependent on our net leverage ratio for the most recently reported fiscal quarter and subject to reduction upon the occurrence of certain conditions as set forth in the credit agreement governing the 2021 Term Loan Facility. At April 16, 2025, the 2021 Term Loan Facility bore interest, including PIK interest, based on one-month Adjusted Term SOFR, at 12.30%.
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
Under the ABL Facility, Revolving Loans bear interest as either 1) one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10% (“Term SOFR Rate”); or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.00%, depending on the benchmark (“Alternative Base Rate”). At March 31, 2026, based on a Alternative Base Rate, the interest rate on outstanding borrowings under the ABL Facility was 7.25%. We incur a commitment fee of 0.25% for unused capacity under the ABL Facility and a 1.85% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is the earlier of: 1) December 30, 2029; or 2) 91 days prior to the loan maturity date of the Term Loan Facility. We capitalized a total of $1.2 million in new debt issuance costs related to the ABL Facility.
As of March 31, 2026, we had $5.0 million outstanding borrowings under the ABL Facility, $11.4 million of outstanding letters of credit, and $30.7 million available for future borrowings under the ABL Facility.
The ABL Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, a financial covenants as to a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement). We were in compliance with the financial covenants of the ABL Facility as of March 31, 2026.
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
Sale-Leaseback Transactions
In May 2025, we sold property for a sales price of $4.3 million and concurrent with the sale, entered into a 19-year lease agreement with the purchaser for the property. In March 2024, we sold three of our properties for an aggregate sales price of $16.9 million and concurrent with the sale, we entered into a 20-year lease agreement with the purchaser for these properties.
Since these lease agreements allow for us to exercise renewal options that extend for substantially all of the remaining economic life, we have the ability to maintain the risks and rewards of ownership. Because the transactions did not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the properties remain on our Condensed Consolidated Balance Sheets and the non-land assets will continue to be depreciated over their remaining useful lives. The $21.2 million of total gross proceeds from these transactions were recognized as financing obligations as a component of long-

term debt. The monthly lease payments, which increase 3.00% each year, are being amortized as principal payments and interest expense through 2044 based on a weighted average effective interest rate of 9.17%. We incurred $0.9 million in debt issuance costs related to these transactions, which is being amortized over the term of the debt.
In June and July 2025, we sold pieces of manufacturing equipment for an aggregate sales price of $2.7 million and entered into 3 to 5-year lease agreements with the purchaser for the equipment. In March 2024, we sold multiple pieces of manufacturing equipment for an aggregate sales price of $4.9 million. Concurrent with the sale, we entered into a 5-year lease agreement with the purchaser that includes a repurchase option for this equipment. In May 2024, we sold additional pieces of manufacturing equipment for an aggregate sales price of $3.4 million and entered into 5-year and 6-year lease agreements with the purchaser for the equipment. Since these lease agreements allow for us to exercise a purchase option, we have the ability to maintain the risks and rewards of ownership. Since the transactions did not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the assets remain on our Condensed Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives. The $11.0 million of total gross proceeds from these transactions were recognized as a financing obligation as a component of long-term debt. The monthly lease payments are being amortized as principal payments and interest expense on a weighted average effective interest rate of 8.26%.
International Loans
We have fixed rate debt with various financial institutions in France, Poland and China, with maturity dates between 2026 and 2033. These loans, which were obtained to fund working capital and equipment purchases, had a weighted average interest rate of 2.20% at March 31, 2026.
Note 9. Preferred Stock
On March 22, 2021, we completed a private placement of 65,000 shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”), at a price of $1,000 per share. The Series D Preferred Stock has an initial liquidation preference of $1,000 per share and is redeemable at our option in cash at a redemption price equal to the liquidation preference then in effect. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases to 12.0% per year. On March 22, 2026, the cash dividend rate and in-kind dividend rate increased by 2.5%, and will increase by 2.5% each year thereafter. Cash dividends are required beginning on September 30, 2027 and are limited based on terms and conditions of the Company’s outstanding credit agreements.
The Series D Preferred Stock is classified as mezzanine equity, between liabilities and stockholders’ equity, because certain features of the Series D Preferred Stock could require redemption of the Series D Preferred Stock upon a change of control event that is considered not solely within our control. For initial recognition, the Series D Preferred Stock was recognized at a discounted value, net of issuance costs and allocation to warrants and a bifurcated embedded derivative. The aggregate discount was amortized as a deemed dividend through March 22, 2026, which is the date the dividend rate increased to 14.5% per year. Deemed dividends adjust additional paid-in capital due to the absence of retained earnings.
In accordance with ASC 815-15, Derivatives and Hedging - Embedded Derivatives, certain features of the Series D Preferred Stock were bifurcated and accounted for as derivatives separately. Note 16 discusses the accounting for these features.
As of March 31, 2026, the carrying value of the Series D Preferred Stock shares was $117.8 million, which included $71.2 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the three months ended March 31, 2026.

Balance as of December 31, 2025	$112,409
Accrual of in-kind dividends	3,452
Amortization	1,986
Balance as of March 31, 2026	$117,847

Note 10. Leases
The following table contains supplemental cash flow information related to leases.

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,127	$2,158
Operating cash flows used in finance leases	116	133
Financing cash flows used in finance leases	1,067	981
Right-of-use assets obtained in exchange for new finance lease liabilities	120	276
We recognized sublease income of $1.0 million and $1.0 million in the three months ended March 31, 2026 and 2025, respectively, which is recognized in the Other operating income, net line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents finance lease-related assets and liabilities recorded on the balance sheet.

	Financial Statement Line Item	March 31, 2026	December 31, 2025
Finance lease assets	Property, plant and equipment, net	17,498	18,108

Finance lease current liabilities	Other current liabilities	4,269	4,163
Finance lease non-current liabilities	Other non-current liabilities	3,057	4,110
Total finance lease liabilities		$7,326	$8,273
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
Note 12. Income Taxes
Our effective tax rate was (8.6)% and (16.8)% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 differs from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries, and by limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
Note 13. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(6,828)	$(6,685)
Adjustment for preferred stock cumulative dividends and deemed dividends	(5,438)	(4,407)
Numerator for basic and diluted net loss per common share	$(12,266)	$(11,092)

Denominator:
Weighted average common shares outstanding	50,386	49,987
Adjustment for participating securities	(2,123)	(2,372)
Adjustment for warrants outstanding (1)	1,439	1,460
Shares used to calculate basic and diluted net loss per share	49,702	49,075

Basic and diluted net loss per common share	$(0.25)	$(0.23)
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

	Three Months Ended March 31,
	2026	2025
Stock options	74	168
Warrants	1,370	1,500
Performance share units	820	820
Total antidilutive securities	2,264	2,488
Stock options excluded from the calculations of diluted net loss per share have a per share exercise price ranging from $7.93 to $24.55 for the three months ended March 31, 2026. Warrants excluded from the calculation of diluted net loss per share have a per share exercise price of $11.03 (see Note 16). Performance share units are potentially dilutive when the related performance criterion has been met.
Note 14. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the Selling, general, and administrative expense line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
	2026	2025
Restricted stock	$485	$550
Performance share units	316	289
Share-based compensation expense	$801	$839

Restricted Stock
The following table presents the status of unvested restricted stock awards as of March 31, 2026, and activity during the three months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2026	2,027	$2.08
Granted	1,088	1.23
Vested	(452)	2.69
Forfeited	(6)	2.55
Unvested at March 31, 2026	2,657	$1.63
During the three months ended March 31, 2026, we granted 1,088,000 shares of restricted stock to non-executive directors, officers and certain other employees. The shares of these restricted stock awards vest pro-rata generally over three years for employees and over one year for non-executive directors. Total grant date fair value of restricted stock that vested in the three months ended March 31, 2026, was $1.2 million.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The following table presents the status of unvested PSUs as of March 31, 2026, and activity during the three months then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2026	3,877	$1.48
Granted	544	1.33
Vested	(124)	1.23
Nonvested at March 31, 2026	4,297	$1.47
During the three months ended March 31, 2026, we granted 544,000 PSUs to certain executive officers, which vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index during the three-year performance period that ends December 31, 2028.
We estimated the grant date fair value of the PSU awards using the Monte Carlo simulation model, as the total shareholder return metric and changes in stock price are considered market conditions under ASC Topic 718, Compensation – stock compensation.
Note 15. Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated other comprehensive income (loss).

Foreign Currency Translation
Balance as of December 31, 2025	$(38,579)
Other comprehensive income	1,547
Balance as of March 31, 2026	$(37,032)

Balance as of December 31, 2024	$(48,167)
Other comprehensive income	3,125
Balance as of March 31, 2025	$(45,042)

Note 16. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2025 Annual Report.

Embedded Derivatives
In accordance with ASC 815-15, Derivatives and Hedging - Embedded Derivatives, certain features of our preferred stock and long-term debt were bifurcated and accounted for as derivatives separately.
In conjunction with an amendment to our 2021 Term Loan in 2023, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants were exercisable, in full or in part, at any time prior to June 30, 2033. The 2023 Warrants included anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. As of March 31, 2026, all 2023 Warrants have been exercised with 1,455,000 being settled on a cashless basis during the three months ended March 31, 2026.

In conjunction with our placement of the Series B Preferred Stock in 2019, we issued warrants to purchase up to 1.5 million shares of our common stock (the “2019 Warrants”). The 2019 Warrants, are exercisable, in full or in part, at any time prior to December 11, 2026, at an exercise price of $11.03 per share, and are subject to anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events. During the three months ended March 31, 2026, a portion of the 2019 Warrants were cancelled resulting in a decrease of 285,000 exercisable shares.
The following table presents the change in the liability balance of the embedded derivatives during the three months ended March 31, 2026:

Balance as of December 31, 2025	$1,868
Change in fair value (1)	245
Settlements	(2,110)
Balance as of March 31, 2026	$3
_______________________________
(1)    Changes in the fair value are recognized in the Other expense (income), net line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$3

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$1,861	$—	$7
The fair value of the 2023 Warrants and 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price (Level 1).
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods (Level 3). The probabilities resulted in a weighted average term of 0.8 years and 1.3 years as of March 31, 2026 and December 31, 2025, respectively.
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of March 31, 2026 and December 31, 2025, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $153.6 million and $156.9 million, with a carrying amount of $170.4 million and $159.5 million, as of March 31, 2026 and December 31, 2025, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities (Level 3).
Note 17. Plant Optimization Activities
During the second half of 2024, we took specific steps to consolidate our footprint by identifying two manufacturing facilities to close due to volume rationalization which have reduced costs and improved operational efficiency. We ceased production activities at our Mobile Solutions plants in Juarez, Mexico and Dowagiac, Michigan in January 2025 and March 2025, respectively. In addition, we implemented operational and cost optimization actions to reduce indirect and overhead costs.

In 2025, we completed the facility closures and organizational changes previously announced. In connection therewith, as stated in our 2025 Annual Report, we recognized $13.4 million in charges. All costs incurred have been recognized in the Mobile Solutions segment. We expect to recognize annual benefits of approximately $5.4 million.
The following is a summary of plant optimization reserve activity for the three months ended March 31, 2026:

Severance and employee related
Balance as of December 31, 2025	$512
Amounts paid	(9)
Balance as of March 31, 2026	$503
Voluntary Early Retirement Program
During the three months ended March 31, 2026, we recognized $0.1 million related to an early retirement incentive program (“ERIP”) that was open to certain U.S. employees that met specified age and service requirements, and who terminated employment in 2026. The estimated total cost of the ERIP, including costs recognized in 2025, is $0.5 million with all benefit payments expected to be made in 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three months ended March 31, 2026. The financial information as of March 31, 2026, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, contained in our Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”), and the Condensed Consolidated Financial Statements included in this Quarterly Report.
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “growth,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project,” “trajectory” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; inflationary pressures and material changes in the cost or availability of raw materials, supply chain shortages and disruptions, the availability of labor and labor disruptions along the supply chain; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures, as well as expansion of end markets and product offerings; our ability to hire or retain key personnel; the restrictions contained in our debt agreements; the level of our indebtedness and our ability to obtain financing at favorable rates, if at all, or to refinance existing debt as it matures; our ability to secure, maintain or enforce patents or other appropriate protections for our intellectual property; the impact of climate change on our operations; economic, social, political and geopolitical instability, military conflict, currency fluctuation, and other risks of doing business outside of the United States; uncertainty of government policies and actions in respect to global trade and tariffs, including the potential impacts of tariffs on the United States economy, the economy of other countries in which we conduct operations and our industry, cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions; and other risks and uncertainties set forth in documents filed, or to be filed, with the Securities and Exchange Commission (the “SEC”). For the reasons described above, the Company cautions against relying on any forward-looking statements, which should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report, this Quarterly Report and any of the Company’s subsequent filings made with the SEC. Any forward-looking statement speaks only as of the date of this Quarterly Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2025 Annual Report and this Quarterly Report.
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
Global trade negotiations continue to create volatility in the marketplace. New trade restrictions and/or increases in tariffs could have a material impact on our business, financial condition, or results of operations by increasing our input costs and decreasing demand, although the nature of those trade restrictions and tariffs remains unclear. Additionally, tariffs may increase the risk for elevated inflation more generally, which may drive an increase in other input costs and have made it more difficult to procure precious metals. In particular, prices for commodities and certain metals, including, but not limited to, steel, copper, and precious metals, have recently shown increased volatility. Significant price increases for these commodities and precious metals have, and could continue to have, an adverse effect on our liquidity and operating profits if we cannot timely mitigate the price increases by successfully sourcing lower cost commodities or precious metals or by passing the increased costs on to customers.

We cannot predict the future impact on our end-markets or input costs, including tariffs and their potential implications and ramifications, nor our ability to recover all cost increases, including the cost of raw materials, through pricing or the timing of such recoveries.
Footprint Optimization
During the second half of 2024, we identified two manufacturing facilities to close due to volume rationalization which have reduced costs and improved operational efficiency. During the first quarter of 2025, we ceased production activities at our Mobile Solutions plants in Juarez, Mexico and Dowagiac, Michigan. In addition, we implemented operational and cost optimization actions to reduce indirect and overhead costs. We continue to evaluate our global footprint, which may result in further consolidation actions to further improve our overall cost structure.
Results of Operations
Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025
Consolidated Results

	Three Months Ended March 31,
	2026	2025	$ Change
Net sales	$118,452	$105,688	$12,764
Cost of sales (exclusive of depreciation and amortization shown separately below)	99,031	91,646	7,385
Selling, general, and administrative expense	13,294	11,170	2,124
Depreciation and amortization	9,240	8,774	466
Other operating income, net	(1,055)	(1,113)	58
Loss from operations	(2,058)	(4,789)	2,731
Interest expense	5,769	5,194	575
Other expense (income), net	502	(2,169)	2,671
Loss before provision for income taxes and share of net income from joint venture	(8,329)	(7,814)	(515)
Provision for income taxes	(717)	(1,310)	593
Share of net income from joint venture	2,218	2,439	(221)
Net loss	$(6,828)	$(6,685)	$(143)
Net Sales. Net sales increased by $12.8 million, or 12.1%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the contribution of new business launches, higher precious metals pass-through pricing, higher volumes in certain areas and favorable foreign exchange effects of $3.1 million.

Cost of Sales. Cost of sales increased by $7.4 million, or 8.1%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the increase in sales.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased by $2.1 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to payroll and benefits compensation expense related to an increase in bonus expense and medical benefits.

Depreciation and amortization. Depreciation and amortization increased by $0.5 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the impact of capital expenditures placed in service in the current and prior year.

Interest Expense.  Interest expense increased by $0.6 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase in average debt balances and interest rates. The increases are partially offset by a decrease in amortization of debt issuance costs and discount.

	Three Months Ended March 31,
	2026	2025
Interest on debt	$5,516	$4,405
Amortization of debt issuance costs and discount	249	716
Capitalized interest	(213)	(211)
Other	217	284
Total interest expense	$5,769	$5,194
Other Expense (Income), Net. Other expense (income), net decreased by $2.7 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to noncash derivative mark-to-market loss recognized during the first quarter of 2026 compared to noncash derivative mark-to-market gain the first quarter of 2025.

Provision for Income Taxes. Our effective tax rate was (8.6)% for the three months ended March 31, 2026, compared to (16.8)% for the three months ended March 31, 2025. The rate for the three months ended March 31, 2026 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.

Share of Net Income from Joint Venture. Share of net income from the Wuxi Weifu Autocam Precision Machinery Company, Ltd. joint venture (the “JV”) decreased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The JV, in which we own a 49% investment, recognized net sales of $32.2 million and $32.7 million for the three months ended March 31, 2026 and 2025, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended March 31,
	2026	2025	$ Change
Net sales	$63,113	$62,244	$869
Loss from operations	$(2,075)	$(2,687)	$612
Net sales increased by $0.9 million, or 1.4%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to favorable growth in North America, South America, and Europe and foreign exchange effects of $2.6 million. These increases were partially offset by soft China volumes.

Loss from operations decreased by $0.6 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily related to improved operating performance, partially offset by increase in selling, general, and administrative costs.
POWER SOLUTIONS

	Three Months Ended March 31,
	2026	2025	$ Change
Net sales	$55,400	$43,508	$11,892
Income from operations	$6,297	$3,023	$3,274
Net sales increased by $11.9 million, or 27.3%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to sales mix, an increase in precious metals pass-through pricing, higher volumes in certain areas and favorable foreign exchange effects of $0.5 million.

Income from operations increased by $3.3 million during the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to a better sales mix and operating performance.

Changes in Financial Condition from December 31, 2025 to March 31, 2026
Overview
From December 31, 2025 to March 31, 2026, total assets increased by $12.6 million, primarily due to increases in accounts receivable, inventories and prepaid assets. The increases are partially offset by decreases in cash and cash equivalents, property, plant and equipment, right-of-use assets, and intangible assets.

From December 31, 2025 to March 31, 2026, total liabilities increased by $15.1 million, primarily due to increases in accrued salaries, wages and benefits, other current liabilities and long-term debt due to $10.0 million of proceeds from the Delayed Draw Term Loan (as described below). These increases were partially offset by a decrease in operating lease liabilities and other non-current liabilities.

Working capital, which consists of current assets less current liabilities, increased by $9.4 million, from December 31, 2025 to March 31, 2026. The change was primarily due to an increase in accounts receivable offset by increases in accounts payable, other current liabilities and accrued salaries, wages, and benefits.
Cash Flows
Cash used in operations was $8.6 million for the three months ended March 31, 2026, compared with $3.3 million for the three months ended March 31, 2025. The unfavorable change was primarily due to an increase in accounts receivable, inventories, and other operating assets, partially offset by change in other operating liabilities.

Cash used in investing activities decreased by $0.5 million during the three months ended March 31, 2026, compared with the three months ended March 31, 2025, due to a decrease in purchases of property, plant and equipment in 2026.

Cash provided by financing activities increased by $7.4 million during the three months ended March 31, 2026, compared with the three months ended March 31, 2025. The increase was primarily due to $10.0 million of proceeds from Delayed Draw Term Loan (as described below), offset by lower net proceeds from our asset backed credit facilities (as described below).
Liquidity and Capital Resources
Credit Facilities
Term Loan Facility
On April 16, 2025 (the “Closing Date”), we entered into a Term Loan Credit Agreement by and among the Company, the lenders from time to time party thereto (collectively, the “Lenders”) and Alter Domus (US) LLC, as administrative agent (the “Term Loan Agent”) for the Lenders (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement establishes a new $128.0 million senior secured Term Loan Facility (the “Term Loan Facility”) consisting of (i) a $118.0 million of term loan funded in full on the Closing Date (the “Closing Date Term Loans”) and (ii) $10.0 million of delayed draw term loan commitments (any delayed draw term loans funded thereunder, the “Delayed Draw Term Loans”, and together, with the Closing Date Term Loans, the “Term Loans”). As of March 31, 2026, we had $11.4 million of outstanding letters of credit issued under the ABL Facility and $30.7 million in undrawn commitments. The Term Loans mature on April 16, 2030. We used the proceeds from the Closing Date Term Loan to repay all of our outstanding obligations under our outstanding term loan facility (see Note 9 to the Consolidated Financial Statements in our 2025 Annual Report).
Under the Term Loan Credit Agreement, interest rates on the Term Loans are determined based on the type of Term Loan, the length of the interest period, and our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Agreement). The Term Loans currently bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a credit spread adjustment, subject to a 2.00% floor, plus an applicable margin ranging from 8.75% to 9.75% based on our Consolidated Net Leverage Ratio (as defined therein) (“Adjusted Term SOFR Rate Loans”); or 2) the greater of various benchmark rates, with certain adjustments, plus an applicable margin ranging from 7.75% to 8.75% based on our Consolidated Net Leverage Ratio (“Base Rate Loans”). For interest payments due before April 16, 2027, we may elect to pay a portion of interest in-kind (“PIK Election”), subject to a minimum cash interest of 5.25% for Adjusted Term SOFR Rate Loans and 4.25% for Base Rate Loans. The applicable margin increases by 0.50% on borrowings to which the PIK Election is made. At March 31, 2026, the Term Loans bore interest, including amounts we have elected to pay as PIK interest, based on one-month Adjusted Term SOFR, at 13.52%.
On January 29, 2026, we borrowed $10.0 million on the Delayed Draw Term Loans. As a result of borrowing the Delayed Draw Term Loans, the applicable margin for all Term Loans increased by 0.50%. Through January 29, 2026, we incurred a 1.00% commitment fee on undrawn amounts under the Delayed Draw, payable quarterly in arrears.
Subject to certain exceptions, we are required to make principal payments (i) annually that are calculated as a percentage, based on our Consolidated Net Leverage Ratio, of our Excess Cash Flow (as defined in the Term Loan Credit Agreement), (ii) Net Cash Proceeds (as defined in the Term Loan Credit Agreement) of certain non-ordinary course Dispositions (as defined in the

Term Loan Credit Agreement) within 10 business days of receipt thereof, and (iii) Net Cash Proceeds from certain insurance events. We may voluntarily prepay the Term Loans, in whole or part without premium or penalty following April 16, 2027. If we would have voluntarily prepaid borrowings prior to April 16, 2026, we would have been subject to a prepayment premium equal to the present value at the prepayment date of (i) 2.00% of the outstanding principal amount of the Term Loans to be prepaid, plus (ii) all remaining scheduled interest payments due on such Term Loans through April 16, 2026 (excluding accrued but unpaid interest to, but not including, the prepayment date), computed using a discount rate equal to the Treasury Rate (determined as of the Business Day prior to such date of prepayment) plus 50 basis points. If we voluntarily prepay borrowings following April 16, 2026 and prior to April 16, 2027, we are subject to a prepayment premium equal to 2.00% of the principal amount prepaid.
The Term Loan Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, certain financial covenants, such as maximum Consolidated Net Leverage Ratio and minimum Domestic Liquidity (as defined in the Term Loan Credit Agreement), subject, in the case of the Consolidated Net Leverage Ratio covenant, to certain equity cure rights. We were in compliance with the financial covenants of the Term Loan Facility as of March 31, 2026.
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
The Term Loan Facility was issued at a $2.5 million discount and we capitalized an additional $0.7 million in debt issuance costs. In January 2026, we capitalized an additional $0.1 million in debt issuance costs as part of the borrowings under the Delayed Draw Term Loan. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
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
Under the ABL Facility, Revolving Loans bear interest as either 1) one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10% (“Term SOFR Rate”); or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.00%, depending on the benchmark (“Alternative Base Rate”). At March 31, 2026, based on an Alternative Base Rate, the interest rate on outstanding borrowings under the ABL Facility was 7.25%. We incur a commitment fee of 0.25% for unused capacity under the ABL Facility and a 1.85% fee on the amount of letters of credit outstanding. We capitalized a total of $1.2 million in new debt issuance costs related to the ABL Facility.
As of March 31, 2026, we had $5.0 million outstanding borrowings under the ABL Facility, $11.4 million of outstanding letters of credit, and $30.7 million available for future borrowings under the ABL Facility.
The ABL Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, a financial covenant as to a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement). We were in compliance with the financial covenants of the ABL Facility as of March 31, 2026.
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
Sale Leaseback Transactions
During 2025 and 2024, we entered into several sale-leaseback transactions and received a total of $21.2 million from the sale and leaseback of several properties. These financing obligations have a weighted average effective fixed interest rate of 9.17%, requires monthly payments and terminate in 2044. In addition, we received $11.0 million from the sale and leaseback of equipment. These financing obligations have a weighted average effective interest rate of 8.26%, require monthly payments and have a weighted average remaining term of 3.0 years.
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
Accounts Receivable Sales Programs
We participate in programs established by our customers and financial institutions which allow us to sell certain receivables from customers on a non-recourse basis to a third-party financial institution. In exchange, we receive payment on the receivables, less a discount, sooner than under the customary credit terms we have extended to customers. These programs allow us to improve working capital and cash flows at the same or lower interest rates as available on our ABL Facility. Our participation in these programs is based on our specific cash needs throughout the year, the discount charged to receive payment earlier, the length of the payment terms with our customers, as well being subject to limits in our ABL Facility and Term Loan Facility agreements.
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Including interest accrued on the initial refund amount, we have a $13.1 million tax refund receivable at March 31, 2026, which is being processed for refund at the IRS service center.
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
Critical Accounting Estimates
Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the 2025 Annual Report. Our most critical accounting estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Annual Report. There have been no material changes to our significant accounting policies or critical accounting estimates during the three months ended March 31, 2026.
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

At March 31, 2026, we had $131.8 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.3 million on an annualized basis.
During the three months ended March 31, 2026, based on the Alternative Base Rate, the average interest rate on outstanding borrowings under the ABL Facility was 7.25%.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of March 31, 2026.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As disclosed in Note 11 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 11 relating to legal proceedings is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in the 2025 Annual Report under Item 1A, “Risk Factors.”
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
January 1, 2026 to January 31, 2026			—	—
February 1, 2026 to February 28, 2026			—	—
March 1, 2026 to March 31, 2026	68,125	1.25	—	—
Total	68,125	$1.25	—	—
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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

NN, Inc.
(Registrant)

Date: May 6, 2026	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: May 6, 2026	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)