Form 10-Q
period 2026-06-30
NN INC
filed 2026-08-05
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2026, there were 82,580,864 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$128,741	$107,921	$247,193	$213,609
Cost of sales (exclusive of depreciation and amortization shown separately below)	106,863	89,699	205,894	181,345
Selling, general, and administrative expense	12,570	12,095	25,864	23,265
Depreciation and amortization	9,344	8,918	18,584	17,692
Other operating income, net	(1,041)	(1,327)	(2,096)	(2,440)
Income (loss) from operations	1,005	(1,464)	(1,053)	(6,253)
Interest expense	5,720	5,657	11,489	10,851
Loss on extinguishment of debt	—	3,007	—	3,007
Other expense (income), net	(217)	(619)	285	(2,788)
Loss before provision for income taxes and share of net income from joint venture	(4,498)	(9,509)	(12,827)	(17,323)
Provision for income taxes	(189)	(774)	(906)	(2,084)
Share of net income from joint venture	2,420	2,181	4,638	4,620
Net loss	$(2,267)	$(8,102)	$(9,095)	$(14,787)
Other comprehensive income:
Foreign currency translation gain	1,213	4,454	2,760	7,579
Total other comprehensive income	1,213	4,454	2,760	7,579
Comprehensive loss	$(1,054)	$(3,648)	$(6,335)	$(7,208)

Basic and diluted net loss per common share	$(0.13)	$(0.26)	$(0.38)	$(0.48)
Shares used to calculate basic and diluted net loss per common share	50,256	49,433	49,982	49,255

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$16,450	$11,377
Accounts receivable, net of allowances of $2,651 and $1,401 at June 30, 2026 and December 31, 2025	72,093	59,785
Inventories	69,356	65,978
Income tax receivable	478	13,389
Prepaid assets	5,296	2,952
Other current assets	10,676	10,526
Total current assets	174,349	164,007
Property, plant and equipment, net of accumulated depreciation of $277,576 and $265,399 at June 30, 2026 and December 31, 2025	160,725	158,885
Operating lease right-of-use assets	32,370	35,155
Intangible assets, net	23,978	30,789
Investment in joint venture	48,474	42,543
Deferred tax assets	1,674	1,673
Other non-current assets	7,049	7,732
Total assets	$448,619	$440,784
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,405	$49,442
Accrued salaries, wages and benefits	15,184	14,004
Income tax payable	343	553
Current maturities of long-term debt	3,257	5,791
Current portion of operating lease liabilities	6,113	6,430
Other current liabilities	16,332	13,575
Total current liabilities	97,634	89,795
Deferred tax liabilities	3,862	4,312
Long-term debt, net of current maturities	163,227	153,758
Operating lease liabilities, net of current portion	33,790	37,092
Other non-current liabilities	6,767	9,420
Total liabilities	305,280	294,377
Commitments and contingencies (Note 11)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025	122,128	112,409
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 52,574 and 50,196 shares issued and outstanding at June 30, 2026 and December 31, 2025	525	502
Additional paid-in capital	433,225	439,700
Accumulated deficit	(376,720)	(367,625)
Accumulated other comprehensive loss	(35,819)	(38,579)
Total stockholders’ equity	21,211	33,998
Total liabilities, preferred stock, and stockholders’ equity	$448,619	$440,784
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(9,095)	$(14,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,584	17,692
Amortization of debt issuance costs and discount	499	1,024
Paid-in-kind interest	3,283	1,236
Loss on extinguishment of debt	—	3,007
Total derivative loss (gain)	250	(2,036)
Share of net income from joint venture	(4,638)	(4,620)
Share-based compensation expense	1,609	1,640
Deferred income taxes	(393)	(5)
Other	741	(785)
Changes in operating assets and liabilities:
Accounts receivable	(13,120)	(6,568)
Inventories	(2,889)	1,044
Other operating assets	(2,599)	(3,318)
Income taxes receivable and payable, net	12,708	(589)
Accounts payable	4,276	6,564
Other operating liabilities	2,582	(3,540)
Net cash provided by (used in) operating activities	11,798	(4,041)
Cash flows from investing activities
Acquisition of property, plant and equipment	(8,525)	(7,630)
Proceeds from sale of property, plant, and equipment	118	451
Net cash used in investing activities	(8,407)	(7,179)
Cash flows from financing activities
Proceeds from asset backed credit facilities	44,825	21,000
Repayments of asset backed credit facilities	(49,525)	(21,400)
Proceeds from long-term debt	10,000	118,579
Repayments of long-term debt	(566)	(115,356)
Payments for debt issuance costs	(100)	(3,553)
Proceeds from sale-leaseback of equipment	—	946
Proceeds from sale-leaseback of land and buildings	—	4,300
Repayments of financing obligations	(949)	(601)
Other	(3,088)	(2,352)
Net cash provided by financing activities	597	1,563
Effect of exchange rate changes on cash flows	1,085	1,071
Net change in cash and cash equivalents	5,073	(8,586)
Cash and cash equivalents at beginning of period	11,377	18,128
Cash and cash equivalents at end of period	$16,450	$9,542
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental schedule of non-cash activities:
Non-cash additions to property, plant and equipment	$2,208	$3,547
Non-cash additions to financing obligations	—	1,304
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2026 and 2025
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of March 31, 2026	52,789	$527	$437,061	$(374,453)	$(37,032)	$26,103
Net loss	—	—	—	(2,267)	—	(2,267)
Dividends accrued for preferred stock	—	—	(4,281)	—	—	(4,281)
Shares issued under stock incentive plans, net of forfeitures	(56)	(1)	1	—	—	—
Share-based compensation expense	—	—	808	—	—	808
Restricted shares surrendered for tax withholdings under stock incentive plans	(159)	(1)	(364)	—	—	(365)
Other comprehensive income	—	—	—	—	1,213	1,213
Balance as of June 30, 2026	52,574	$525	$433,225	$(376,720)	$(35,819)	$21,211

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of March 31, 2025	50,526	$505	$452,187	$(340,306)	$(45,042)	$67,344
Net loss	—	—	—	(8,102)	—	(8,102)
Dividends accrued for preferred stock	—	—	(4,614)	—	—	(4,614)
Shares issued under stock incentive plans, net of forfeitures	(64)	—	—	—	—	—
Share-based compensation expense	—	—	801	—	—	801
Restricted shares surrendered for tax withholdings under stock incentive plans	(175)	(2)	(341)	—	—	(343)
Other comprehensive income	—	—	—	—	4,454	4,454
Balance as of June 30, 2025	50,287	$503	$448,033	$(348,408)	$(40,588)	$59,540

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2025	50,196	$502	$439,700	$(367,625)	$(38,579)	$33,998
Net loss	—	—		(9,095)	—	(9,095)
Dividends accrued for preferred stock	—	—	(9,719)	—	—	(9,719)
Shares issued for warrants exercised	1,455	14	2,095			2,109
Shares issued under stock incentive plans, net of forfeitures	1,150	11	(11)	—	—	—
Share-based compensation expense	—	—	1,609	—	—	1,609
Restricted shares surrendered for tax withholdings under stock incentive plans	(227)	(2)	(449)	—	—	(451)
Other comprehensive income	—	—	—	—	2,760	2,760
Balance as of June 30, 2026	52,574	$525	$433,225	$(376,720)	$(35,819)	$21,211

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2024	49,908	$499	$455,811	$(333,621)	$(48,167)	$74,522
Net loss	—	—	—	(14,787)	—	(14,787)
Dividends accrued for preferred stock	—	—	(9,021)	—	—	(9,021)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	573	6	(7)	—	—	(1)
Share-based compensation expense	—	—	1,640	—	—	1,640
Restricted shares surrendered for tax withholdings under stock incentive plans	(194)	(2)	(390)	—	—	(392)
Other comprehensive income	—	—	—	—	7,579	7,579
Balance as of June 30, 2025	50,287	$503	$448,033	$(348,408)	$(40,588)	$59,540
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As of June 30, 2026, we had 27 facilities in North America, South America, Europe and China. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2025, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2026. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and six months ended June 30, 2026 and 2025; financial position as of June 30, 2026 and December 31, 2025; and cash flows for the six months ended June 30, 2026 and 2025, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly our financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2025 Annual Report. The results for the three and six months ended June 30, 2026, are not necessarily indicative of results for the year ending December 31, 2026, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounting Standards Recently Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires additional annual income tax disclosures. These include a tabular rate reconciliation comprised of eight specific categories, the disaggregation of income taxes paid between federal, state, and foreign jurisdictions, and to disaggregate income from continuing operations before income tax expense and income tax expense from continuing operations between domestic and foreign. ASU 2023-09 eliminates the disclosure of the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made. We adopted ASU 2023-09 for the year ended December 31, 2025.

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

Assets Held for Sale
During the year ended December 31, 2025, we ceased production activity at our Mobile Solutions plant in Dowagiac, Michigan. The assets that we own have been classified as held for sale as of June 30, 2026 as we are actively marketing the property and equipment for sale. The net book value of remaining assets held for sale of $1.0 million is included in “Other current assets” on the Condensed Consolidated Balance Sheets as of June 30, 2026.
Note 2. Segment Information
Our business is organized into two reportable segments, Mobile Solutions and Power Solutions, based on the nature of the products manufactured. There have been no changes in the composition of our reportable segments from those described in our Annual Report on Form 10-K for the year ended 2025.

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

The following tables reconcile segment net sales to consolidated loss before provision for income taxes and share of net income from joint venture.

Three Months Ended June 30, 2026	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Net sales	$66,590	$62,293	$(142)	$128,741
Cost of sales	59,066	47,949	(152)	106,863
Selling, general, and administrative expense	3,914	2,722	5,934	12,570
Depreciation expense	4,788	781	369	5,938
Other segment items (1)	769	1,792	(196)	2,365
Segment operating (loss) income	$(1,947)	$9,049	$(6,097)	$1,005
Interest expense				5,720
Other income, net				(217)
Loss before provision for income taxes and share of net income from joint venture				$(4,498)

Three Months Ended June 30, 2025	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Net sales	$63,391	$44,641	$(111)	$107,921
Cost of sales	55,817	33,997	(115)	89,699
Selling, general, and administrative expense	3,785	2,387	5,923	12,095
Depreciation expense	4,294	804	414	5,512
Other segment items (1)	605	1,671	(197)	2,079
Segment operating (loss) income	$(1,110)	$5,782	$(6,136)	$(1,464)
Interest expense				5,657
Loss on extinguishment of debt				3,007
Other income, net				(619)
Loss before provision for income taxes and share of net income from joint venture				$(9,509)

Six Months Ended June 30, 2026	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Net sales	$129,703	$117,693	(203)	$247,193
Cost of sales	114,699	91,418	(223)	205,894
Selling, general, and administrative expense	8,050	5,765	12,049	25,864
Depreciation expense	9,451	1,581	741	11,773
Other segment items (1)	1,525	3,583	(393)	4,715
Segment operating (loss) income	$(4,022)	$15,346	$(12,377)	$(1,053)
Interest expense				11,489
Other expense, net				285
Loss before provision for income taxes and share of net income from joint venture				$(12,827)

Six Months Ended June 30, 2025	Mobile Solutions	Power Solutions	Corporate and Eliminations	Total
Net sales	$125,635	$88,149	(175)	$213,609
Cost of sales	112,267	69,265	(187)	181,345
Selling, general, and administrative expense	7,323	5,069	10,873	23,265
Depreciation expense	8,503	1,584	794	10,881
Other segment items (1)	1,339	3,426	(394)	4,371
Segment operating (loss) income	$(3,797)	$8,805	$(11,261)	$(6,253)
Interest expense				10,851
Loss on extinguishment of debt				3,007
Other income, net				(2,788)
Loss before provision for income taxes and share of net income from joint venture				$(17,323)
_______________________________
(1)    Other segment items includes amortization expense and other operating expenses and income.

The following table presents capital expenditures and depreciation and amortization by reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital expenditures:
Mobile Solutions	$4,013	$2,865	$6,924	$5,531
Power Solutions	848	338	1,050	1,212
Corporate	367	520	551	887
Total	$5,228	$3,723	$8,525	$7,630
Depreciation and amortization:
Mobile Solutions	$5,627	$5,133	$11,128	$10,180
Power Solutions	3,348	3,371	6,715	6,718
Corporate	369	414	741	794
Total	$9,344	$8,918	$18,584	$17,692

The following table summarizes total assets by reportable segment.

	June 30, 2026	December 31, 2025
Mobile Solutions (1)	$298,790	$287,974
Power Solutions	125,381	123,883
Corporate	24,448	28,927
Total	$448,619	$440,784
_______________________________
(1)     Total assets in Mobile Solutions includes $48.5 million and $42.5 million as of June 30, 2026 and December 31, 2025, respectively, related to our investment in a joint venture (see Note 7).
Note 3. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services.
Beginning in the second quarter of fiscal 2026, we revised our revenue disaggregation categories to provide more detailed disclosure of the markets we serve. Prior period amounts have been recast to conform to the current presentation. The following tables summarize revenue by customer industry. Our products in the Global Automotive end market include high-precision components and assemblies for electric power steering systems, electric braking, electric motors, sensors, electrical contacts, fuel systems, emissions control, and transmissions. Our products in the Data Center & Electric Grid end market include components used in smart meters, electric circuits, electric panels, and liquid cooling connectors for thermal management systems in data centers. Our products in the Industrial end market include high-precision metal components for a variety of industrial applications, including motors, heating and cooling systems, pumps, valves, and power tools. Our products in the Commercial Vehicle end market include high-precision components for diesel fuel systems, emissions control, power steering, braking, and transmissions. Our products in the Defense & Electronics end market include plating of critical electronics contained within advanced weapons systems, metal fabrications within guidance and weapon systems, and machined parts for firearms and accessories. Our products in the Medical end market include high-precision components used in surgical instruments, robotic-assisted surgery equipment, orthopedic tools, orthopedic components, electrosurgical products, suture-related products, and other precision medical devices.

Three Months Ended June 30, 2026	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Global Automotive	$44,718	$8,615	$—	$53,333
Data Center & Electric Grid	171	31,163	—	31,334
Industrial	1,912	14,506	—	16,418
Commercial Vehicle	14,404	—	—	14,404
Defense & Electronics	5,234	3,955	—	9,189
Medical	151	4,054	—	4,205
Eliminations	—	—	(142)	(142)
Total net sales	$66,590	$62,293	$(142)	$128,741

Three Months Ended June 30, 2025	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Global Automotive	$42,811	$7,840	$—	$50,651
Data Center & Electric Grid	—	18,444	—	18,444
Industrial	967	11,243	—	12,210
Commercial Vehicle	14,961	—	—	14,961
Defense & Electronics	4,559	3,109	—	7,668
Medical	93	4,005	—	4,098
Eliminations	—	—	(111)	(111)
Total net sales	$63,391	$44,641	$(111)	$107,921

Six Months Ended June 30, 2026	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Global Automotive	$85,470	$16,763	$—	$102,233
Data Center & Electric Grid	158	56,396	—	56,554
Industrial	3,234	29,171	—	32,405
Commercial Vehicle	28,735	—	—	28,735
Defense & Electronics	11,893	8,002	—	19,895
Medical	213	7,361	—	7,574
Eliminations	—	—	(203)	(203)
Total net sales	$129,703	$117,693	$(203)	$247,193

Six Months Ended June 30, 2025	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Global Automotive	$83,650	$15,077	$—	$98,727
Data Center & Electric Grid	—	38,976	—	38,976
Industrial	5,370	20,822	—	26,192
Commercial Vehicle	27,009	—	—	27,009
Defense & Electronics	9,268	6,225	—	15,493
Medical	338	7,049	—	7,387
Eliminations	—	—	(175)	(175)
Total net sales	$125,635	$88,149	$(175)	$213,609
Sales Concentration
During the six months ended June 30, 2026 and 2025, a customer in our Mobile Solutions segment represented 11% and 13% of consolidated revenue, respectively.
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.8 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the six months ended June 30, 2026 included $0.3 million that was included in deferred revenue as of December 31, 2025. The balance of deferred revenue was $0.5 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the six months ended June 30, 2025 included $0.1 million that was included in deferred revenue as of December 31, 2024.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2026, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Note 4. Accounts Receivable
The balance of trade accounts receivable was $69.8 million and $61.5 million as of June 30, 2025 and December 31, 2024, respectively. The following table presents changes in the allowance for credit losses.

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$1,401	$1,515
Additions	1,269	134
Write-offs and other	(15)	(86)
Currency impact	(4)	37
Balance at end of period	$2,651	$1,600
We participate in programs that allow us to sell certain receivables from customers on a non-recourse basis to third-party financial institutions. During the six months ended June 30, 2026 and 2025, we incurred fees of $0.3 million and $0.3 million, respectively, related to the sale of receivables, which is recorded in the Other expense (income), net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
As of June 30, 2026 and December 31, 2025 there were no customers that represented 10% of consolidated accounts receivable.
Note 5. Inventories
Inventories are comprised of the following amounts:

	June 30, 2026	December 31, 2025
Raw materials	$27,631	$26,528
Work in process	22,534	19,739
Finished goods	19,191	19,711
Total inventories	$69,356	$65,978
Note 6. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2025	$12,296	$18,493	$30,789
Amortization	(1,677)	(5,134)	(6,811)
Balance as of June 30, 2026	$10,619	$13,359	$23,978
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the six months ended June 30, 2026 and 2025.
Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2025	$42,543
Share of earnings	4,638
Foreign currency translation gain	1,293
Balance as of June 30, 2026	$48,474
Note 8. Debt
The following table presents amounts outstanding on our debt facilities.

	June 30, 2026	December 31, 2025
Term loan facilities	$133,537	$120,289
ABL Facility	—	4,700
Financing obligations from sale-leaseback transactions	29,313	30,213
International loans	7,144	8,148
Unamortized debt issuance costs and discount (1)	(3,510)	(3,801)
Total debt	$166,484	$159,549
_______________________________
(1)    In addition to this amount, costs of $0.7 million and $0.9 million related to the ABL Facility (as defined below) were recorded in other non-current assets as of June 30, 2026 and December 31, 2025, respectively.
We capitalized interest costs of $0.6 million and $0.4 million in the six months ended June 30, 2026 and 2025, respectively, related to construction in progress.
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

Under the Term Loan Credit Agreement, interest rates on the Term Loans are determined based on the type of Term Loan, the length of the interest period, our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Agreement). The Term Loans currently bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a credit spread adjustment, subject to a 2.00% floor, plus an applicable margin ranging from 8.75% to 9.75% based on our Consolidated Net Leverage Ratio (as defined herein) (“Adjusted Term SOFR Rate Loans”); or 2) the greater of various benchmark rates, with certain adjustments, plus an applicable margin ranging from 7.75% to 8.75% based on our Consolidated Net Leverage Ratio (“Base Rate Loans”). For interest payments due before April 16, 2027, we may elect to pay a portion of interest in-kind (“PIK Election”), subject to a minimum cash interest of 5.25% for Adjusted Term SOFR Rate Loans and 4.25% for Base Rate Loans. The applicable margin increases by 0.50% on borrowings to which the PIK Election is made. At June 30, 2026, the Term Loans bore interest, including amounts we have elected to pay as PIK interest, based on one-month Adjusted Term SOFR, at 13.49%.
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
The Term Loan Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, certain financial covenants, such as maximum Consolidated Net Leverage Ratio and minimum Domestic Liquidity (as defined in the Term Loan Credit Agreement), subject, in the case of the Consolidated Net Leverage Ratio covenant, to certain equity cure rights. We were in compliance with the financial covenants of the Term Loan Facility as of June 30, 2026.
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

The Term Loan Facility was issued at a $2.5 million discount and we capitalized an additional $0.7 million in debt issuance costs in 2025. In January 2026, we capitalized an additional $0.1 million in debt issuance costs as part of the borrowings under the Delayed Draw Term Loan. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
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
ABL Facility
On December 30, 2024, we entered into a Revolving Credit and Security Agreement by and among the Company and PNC Bank National Association as lender and administrative agent (in such capacity, the “ABL Agent”) (as amended from time to time, including by the First Amendment to Revolving Credit and Security Agreement, dated as of April 16, 2025, the “ABL Credit Agreement”). The ABL Credit Agreement established a new $50.0 million senior secured asset backed credit facility (the “ABL Facility”) which provides for senior secured revolving loans (“Revolving Loan”) in the amount of $50.0 million, and permits the issuance of letters of credit thereunder subject to a $15.0 million sublimit. The availability under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States, less customary reserves and other items. The final maturity date of the ABL Facility is the earlier of: 1) December 30, 2029; or 2) 91 days prior to the loan maturity date of the Term Loan Facility.

Under the ABL Facility, Revolving Loans bear interest as either: 1) one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10% (“Term SOFR Rate”); or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.00%, depending on the benchmark (“Alternative Base Rate”). At June 30, 2026, based on a Alternative Base Rate, the interest rate on outstanding borrowings under the ABL Facility was 7.25%. We incur a commitment fee of 0.25% for unused capacity under the ABL Facility and a 1.85% fee on the amount of letters of credit outstanding. We capitalized a total of $1.2 million in new debt issuance costs related to the ABL Facility.

As of June 30, 2026, there were no outstanding borrowings under the ABL Facility, $11.4 million of outstanding letters of credit, and $35.3 million available for future borrowings under the ABL Facility.
The ABL Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, a financial covenant as to a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement). We were in compliance with the financial covenants of the ABL Facility as of June 30, 2026.

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
In June and July 2025, we sold pieces of manufacturing equipment for an aggregate sales price of $2.7 million and entered into 5-year lease agreements with the purchaser for the equipment. In March 2024, we sold multiple pieces of manufacturing equipment for an aggregate sales price of $4.9 million. Concurrent with the sale, we entered into a 5-year lease agreement with the purchaser that includes a repurchase option for this equipment. In May 2024, we sold additional pieces of manufacturing equipment for an aggregate sales price of $3.4 million and entered into 5-year and 6-year lease agreements with the purchaser for the equipment. Since these lease agreements allow for us to exercise a purchase option, we have the ability to maintain the risks and rewards of ownership. Since the transactions did not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the assets remain on our Condensed Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives. The $11.0 million of total gross proceeds from these transactions were recognized as a financing obligation as a component of long-term debt. The monthly lease payments are being amortized as principal payments and interest expense on a weighted average effective interest rate of 8.91%.
International Loans
We have fixed rate debt with various financial institutions in France, Poland and China, with maturity dates between 2026 and 2033. These loans, which were obtained to fund working capital and equipment purchases, had a weighted average interest rate of 2.20% at June 30, 2026.
Note 9. Preferred Stock
On March 22, 2021, the Company completed a private placement of 65,000 shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”), at a price of $1,000 per share. The Series D Preferred Stock has an initial liquidation preference of $1,000 per share and is redeemable at our option in cash at a redemption price equal to the liquidation preference then in effect. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases to 12.0% per year. On March 22, 2026, the cash dividend rate and in-kind dividend rate increased by 2.5%, and will increase by 2.5% each year thereafter. Cash dividends are required beginning on September 30, 2027 and are limited based on terms and conditions of the Company’s outstanding credit agreements.
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
On August 5, 2026, the Company completed the Exchange and the Redemption (each as defined in Note 18 - Subsequent Events - Series D Perpetual Preferred Stock Redemption and Exchange).
As of June 30, 2026, the carrying value of the Series D Preferred Stock shares was $122.1 million, which included $75.5 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the six months ended June 30, 2026.

Balance as of December 31, 2025	$112,409
Accrual of in-kind dividends	7,733
Amortization	1,986
Balance as of June 30, 2026	$122,128

Note 10. Leases
The following table contains supplemental cash flow information related to leases.

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$4,262	$4,315
Operating cash flows used in finance leases	219	256
Financing cash flows used in finance leases	2,225	1,960
Right-of-use assets obtained in exchange for new finance lease liabilities	2,313	276
We recognized sublease income of $1.9 million in the six months ended June 30, 2026 and 2025, respectively, which is recognized in the Other operating income, net line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents finance lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets.

	Financial Statement Line Item	June 30, 2026	December 31, 2025
Finance lease assets	Property, plant and equipment, net	19,087	18,108

Finance lease current liabilities	Other current liabilities	4,428	4,163
Finance lease non-current liabilities	Other non-current liabilities	3,985	4,110
Total finance lease liabilities		$8,413	$8,273
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
Note 12. Income Taxes
Our effective tax rate was (4.2)% and (7.1)% for the three and six months ended June 30, 2026, respectively, and (8.1)% and (12.0)% for the three and six months ended June 30, 2025, respectively. The effective tax rate for the three and six months ended June 30, 2026 differs from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-

permanently reinvested unremitted earnings of foreign subsidiaries and by limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.
Note 13. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(2,267)	$(8,102)	$(9,095)	$(14,787)
Adjustment for preferred stock cumulative dividends and deemed dividends	(4,281)	(4,614)	(9,719)	(9,021)
Numerator for basic and diluted net loss per common share	$(6,548)	$(12,716)	$(18,814)	$(23,808)

Denominator:
Weighted average common shares outstanding	52,677	50,404	51,538	50,197
Adjustment for participating securities	(2,421)	(2,429)	(2,273)	(2,401)
Adjustment for warrants outstanding (1)	—	1,458	717	1,459
Shares used to calculate basic and diluted net loss per common share	50,256	49,433	49,982	49,255

Basic and diluted net loss per common share	$(0.13)	$(0.26)	$(0.38)	$(0.48)
_______________________________
(1)     Outstanding warrants that are exercisable at an exercise price of $0.01 per share are included in shares outstanding for calculation of basic earnings per share (see Note 16).
On July 2, 2026, the Company closed the Private Placement (as defined in Note 18 - Subsequent Events - Private Placement), which resulted in the Company issuing 24,509,804 shares of the Company’s common stock.

On August 5, 2026, the Company completed the Exchange (as defined in Note 18 – Subsequent Events – Series D Perpetual Preferred Stock Redemption and Exchange), which resulted in the Company issuing 5,500,000 shares of newly issued common stock in exchange for 9,850 shares of Series D Preferred Stock.

The following table presents securities that could be potentially dilutive in the future that were excluded from the calculation of diluted net loss per common share because they had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	62	134	68	151
Warrants	1,215	1,500	1,292	1,500
Performance share units	820	820	820	820
Total antidilutive securities	2,097	2,454	2,180	2,471
Stock options excluded from the calculations of diluted net loss per common share have a per share exercise price ranging from $7.93 to $24.55 for the three and six months ended June 30, 2026. Warrants excluded from the calculation of diluted net loss per common share have a per share exercise price of $11.03 (see Note 16). Performance share units are potentially dilutive when the related performance criterion has been met.

Note 14. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock	$435	$470	$920	$1,020
Performance share units	373	331	689	620
Share-based compensation expense	$808	$801	$1,609	$1,640
Restricted Stock
The following table presents the status of unvested restricted stock awards as of June 30, 2026, and activity during the six months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2026	2,027	$2.08
Granted	1,095	1.24
Vested	(859)	2.14
Forfeited	(69)	2.55
Unvested at June 30, 2026	2,194	$1.66
During the six months ended June 30, 2026, we granted 1,095,000 shares of restricted stock to non-executive directors, officers and certain other employees. The shares of these restricted stock awards vest pro-rata generally over three years for employees and over one year for non-executive directors. Total grant date fair value of restricted stock that vested in the six months ended June 30, 2026, was $1.8 million.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The following table presents the status of unvested PSUs as of June 30, 2026, and activity during the six months then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2026	3,877	$1.48
Granted	558	1.39
Vested	(124)	1.23
Nonvested at June 30, 2026	4,311	$1.48
During the six months ended June 30, 2026, we granted 558,000 PSUs to certain executive officers, which vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index during the three-year performance period that ends December 31, 2028.
We estimated the grant date fair value of the PSU awards using the Monte Carlo simulation model, as the total shareholder return metric and changes in stock price are considered market conditions under ASC Topic 718, Compensation – Stock Compensation.

Note 15. Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated other comprehensive income (loss).

Foreign Currency Translation
Balance as of March 31, 2026	$(37,032)
Other comprehensive income	1,213
Balance as of June 30, 2026	$(35,819)

Balance as of March 31, 2025	$(45,042)
Other comprehensive income	4,454
Balance as of June 30, 2025	$(40,588)

Foreign Currency Translation
Balance as of December 31, 2025	$(38,579)
Other comprehensive income	2,760
Balance as of June 30, 2026	$(35,819)

Balance as of December 31, 2024	$(48,167)
Other comprehensive income	7,579
Balance as of June 30, 2025	$(40,588)
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
In conjunction with an amendment to our 2021 Term Loan in 2023, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants were exercisable, in full or in part, at any time prior to June 30, 2033. The 2023 Warrants included anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the six months ended June 30, 2026, 1,455,000 of the 2023 Warrants have been exercised on a cashless basis. As of June 30, 2026, none of the 2023 Warrants remain outstanding.
In conjunction with our placement of the Series B Preferred Stock in 2019, we issued warrants to purchase up to 1.5 million shares of our common stock (the “2019 Warrants”). The 2019 Warrants, are exercisable, in full or in part, at any time prior to December 11, 2026, at an exercise price of $11.03 per share, and are subject to anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events. During the six months ended June 30, 2026, a portion of the 2019 Warrants were cancelled resulting in a decrease of 285,000 exercisable shares.

The following table presents the change in the liability balance of the embedded derivatives during the six months ended June 30, 2026.

Balance as of December 31, 2025	$1,868
Change in fair value (1)	250
Settlements	(2,110)
Balance as of June 30, 2026	$8
_______________________________
(1)    Changes in the fair value are recognized in the Other expense (income), net line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$8

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$1,861	$—	$7
The fair value of the 2023 Warrants were determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price (Level 1).
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods (Level 3). The probabilities resulted in a weighted average term of 0.5 years and 1.3 years as of June 30, 2026 and December 31, 2025, respectively.
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of June 30, 2026 and December 31, 2025, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $153.7 million and $156.9 million, with a carrying amount of $166.5 million and $159.5 million, as of June 30, 2026 and December 31, 2025, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities (Level 3).
Note 17. Plant Optimization Activities
During the second half of 2024, we took specific steps to consolidate our footprint by identifying two manufacturing facilities to close due to volume rationalization which have reduced costs and improved operational efficiency. We ceased production activities at our Mobile Solutions plants in Juarez, Mexico, and Dowagiac, Michigan in January 2025 and March 2025, respectively. In addition, we implemented operational and cost optimization actions to reduce indirect and overhead costs.
In 2025, we completed the facility closures and organizational changes previously announced. In connection therewith, as stated in our 2025 Annual Report, we recognized $13.4 million in charges. All costs incurred have been recognized in the Mobile Solutions segment. We expect to recognize annual benefits of approximately $5.4 million.

The following is a summary of plant optimization reserve activity for the six months ended June 30, 2026.

Severance and employee related
Balance as of December 31, 2025	$512
Amounts paid	(42)
Balance as of June 30, 2026	$470
Voluntary Early Retirement Program
During the six months ended June 30, 2026, we recognized $0.2 million related to an early retirement incentive program (“ERIP”) that was open to certain U.S. employees that met specified age and service requirements, and who terminated employment in 2026. The estimated total cost of the ERIP, including costs recognized in 2025, is $0.6 million with all benefit payments expected to be made in 2026.
Note 18. Subsequent Events
Private Placement
On June 30, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers 24,509,804 shares (the “Shares”) of the Company’s common stock in a private placement transaction (the “Private Placement”). The purchase price per share of common stock in the Private Placement was $3.06 per share (the “Purchase Price”). The closing of the Private Placement occurred on July 2, 2026 (the “Closing”). The total net proceeds to the Company in the Private Placement were $70.4 million, after deducting offering expenses paid by the Company.

In connection with the Private Placement, the Company filed a registration statement registering the resale of the Shares, which was declared effective by the Securities and Exchange Commission on July 21, 2026. The Company has agreed to keep the registration statement effective until the date the Shares covered by such registration statement have been sold.

Series D Perpetual Preferred Stock Redemption and Exchange
On August 5, 2026, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with NHTV Holdings, LP (the “Holder”), the holder of the Series D Preferred Stock issued pursuant to the Certificate of Designation of Series D Perpetual Preferred Stock (the “Certificate of Designation”). Pursuant to the terms of the Exchange Agreement, on August 5, 2026, the Company exchanged 9,850 shares of Series D Preferred Stock for 5,500,000 newly issued shares of the Company’s common stock, par value $0.01 per share (the “Common Stock” and the transaction, the “Exchange”). The Exchange was conditioned upon the concurrent consummation of the Redemption (defined below).

In addition, pursuant to the Exchange Agreement, the Holder agreed to reduce (a) the Cash Dividend Rate (as defined in the Certificate of Designation) to an amount equal to 10.0% per annum of the then current Liquidation Preference (as defined in the Certificate of Designation) and (b) the Preference Accrual Rate (as defined in the Certificate of Designation) to an amount equal to 10.0% per annum of the then current Liquidation Preference, in each case through August 5, 2027. After August 5, 2027, the Cash Dividend Rate and the Preference Accrual Rate will revert to the amounts as calculated in accordance with the Certificate of Designation. The Holder also agreed that in the event the Company redeems in full for cash all of the then-outstanding Series D Preferred Stock from the Holder in accordance with the Certificate of Designation and pays the Holder the aggregate Redemption Price (as defined in the Certificate of Designation) otherwise payable in respect thereof on or before December 31, 2026 (the “Final Redemption”), the aggregate Redemption Price payable by the Company to the Holder in respect of the Final Redemption Price will be reduced by $5.0 million.

On August 5, 2026, we redeemed 36,750 shares of Series D Preferred Stock pursuant to the optional redemption provision of the Certificate of Designation for an aggregate redemption price of $70.0 million (the “Redemption”). The Redemption was conditioned upon the concurrent consummation of the Exchange.

Following the Exchange and the Redemption, on August 5, 2026, 18,400 shares of Series D Preferred Stock remained outstanding with an aggregate Liquidation Preference of $35.0 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three and six months ended June 30, 2026. The financial information as of June 30, 2026, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, contained in our Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”), and the Condensed Consolidated Financial Statements included in this Quarterly Report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as, but not limited to, “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “will,” and similar expressions. These include, among other things, statements relating to the future growth of NN’s business and revenues, competitive position, expected new business wins, capital expenditures, and other aspects of the Company’s business operations, financial condition, and strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated in our subsequent Quarterly Reports on Form 10-Q. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. The potential risks and uncertainties that could cause actual results to differ from the results predicted include, among others, those risks and uncertainties included under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings made with the SEC, which are available on the SEC website at www.sec.gov. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Overview
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As used in this Quarterly Report, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries. Except for per share data, percentages, or as otherwise indicated, all dollar amounts and share counts presented in the tables in this Management's Discussion and Analysis of Financial Condition and Results of Operations are in thousands.
Private Placement
On June 30, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers 24,509,804 shares (the “Shares”) of our common stock in a private placement transaction (the “Private Placement”). The purchase price per share of common stock in the Private Placement was $3.06 per share (the “Purchase Price”). The closing of the Private Placement occurred on July 2, 2026 (the “Closing”). We received total net proceeds from the Private Placement of $70.4 million, after deducting offering expenses paid by the Company.

Series D Perpetual Preferred Stock Redemption and Exchange
On August 5, 2026, we entered into an Exchange Agreement (the “Exchange Agreement”) with NHTV Holdings, LP (the “Holder”), the holder of the Series D Preferred Stock issued pursuant to the Certificate of Designation of Series D Perpetual Preferred Stock (the “Certificate of Designation”). Pursuant to the terms of the Exchange Agreement, on August 5, 2026, we exchanged 9,850 shares of Series D Preferred Stock for 5,500,000 newly issued shares of our common stock, par value $0.01 per share (the “Common Stock” and the transaction, the “Exchange”). The Exchange was conditioned upon the concurrent consummation of the Redemption (defined below).

In addition, pursuant to the Exchange Agreement, the Holder agreed to reduce (a) the Cash Dividend Rate (as defined in the Certificate of Designation) to an amount equal to 10.0% per annum of the then current Liquidation Preference (as defined in the Certificate of Designation) and (b) the Preference Accrual Rate (as defined in the Certificate of Designation) to an amount equal to 10.0% per annum of the then current Liquidation Preference, in each case through August 5, 2027. After August 5, 2027, the Cash Dividend Rate and the Preference Accrual Rate will revert to the amounts as calculated in accordance with the Certificate of Designation. The Holder also agreed that in the event we redeem in full for cash all of the then-outstanding Series D Preferred Stock from the Holder in accordance with the Certificate of Designation and pay the Holder the aggregate Redemption Price (as defined in the Certificate of Designation) otherwise payable in respect thereof on or before December 31,

2026 (the “Final Redemption”), the aggregate Redemption Price payable by us in respect of the Final Redemption Price will be reduced by $5.0 million.

On August 5, 2026, the Company redeemed 36,750 shares of Series D Preferred Stock pursuant to the optional redemption provision of the Certificate of Designation for an aggregate redemption price of $70.0 million (the “Redemption”). The Redemption was conditioned upon the concurrent consummation of the Exchange.

Following the Exchange and the Redemption, on August 5, 2026, 18,400 shares of Series D Preferred Stock remained outstanding with an aggregate Liquidation Preference of $35.0 million.
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

Results of Operations
Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025
Consolidated Results

	Three Months Ended June 30,
	2026	2025	$ Change
Net sales	$128,741	$107,921	$20,820
Cost of sales (exclusive of depreciation and amortization shown separately below)	106,863	89,699	17,164
Selling, general, and administrative expense	12,570	12,095	475
Depreciation and amortization	9,344	8,918	426
Other operating income, net	(1,041)	(1,327)	286
Income (loss) from operations	1,005	(1,464)	2,469
Interest expense	5,720	5,657	63
Loss on extinguishment of debt	—	3,007	(3,007)
Other income, net	(217)	(619)	402
Loss before provision for income taxes and share of net income from joint venture	(4,498)	(9,509)	5,011
Provision for income taxes	(189)	(774)	585
Share of net income from joint venture	2,420	2,181	239
Net loss	$(2,267)	$(8,102)	$5,835
Net Sales. Net sales increased by $20.8 million, or 19.3%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to higher selling prices, reflecting the pass-through of increased raw material costs to customers, higher volumes, and favorable foreign exchange effects.

Cost of Sales. Cost of sales increased by $17.2 million, or 19.1%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to raw material price increases, higher volumes, unfavorable plant mix, and unfavorable foreign exchange effects. These increases are partially offset by rationalization efforts taken in 2025 providing benefits in the current year.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased by $0.5 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to higher compensation costs and unfavorable foreign exchange effects.

Depreciation and amortization. Depreciation and amortization increased by $0.4 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the impact of capital expenditures placed in service in the current and prior year.

Interest Expense.  Interest expense increased by $0.1 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to an increase in average debt balances.

	Three Months Ended June 30,
	2026	2025
Interest on debt	$5,548	$5,377
Amortization of debt issuance costs and discount	250	308
Capitalized interest	(340)	(196)
Other	262	168
Total interest expense	$5,720	$5,657

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $3.0 million during the three months ended June 30, 2025 due to the termination of the 2021 Term Loan Facility. No debt extinguishment has occurred during the three months ended June 30, 2026.
Other Income, Net. Other income, net decreased by $0.4 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower warrant revaluation impacts.

Provision for Income Taxes. Our effective tax rate was (4.2)% for the three months ended June 30, 2026, compared to (8.1)% for the three months ended June 30, 2025. The rate for the three months ended June 30, 2026 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.

Share of Net Income from Joint Venture. Share of net income from the Wuxi Weifu Autocam Precision Machinery Company, Ltd. joint venture (the “JV”) increased during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The JV, in which we own a 49% investment, recognized net sales of $38.8 million and $31.6 million for the three months ended June 30, 2026 and 2025, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended June 30,
	2026	2025	$ Change
Net sales	$66,590	$63,391	$3,199
Loss from operations	$(1,947)	$(1,110)	$(837)
Net sales increased by $3.2 million, or 5.0%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to higher selling prices, reflecting the pass-through of increased raw material costs to customers, higher volumes and favorable foreign exchange effects.

Loss from operations increased by $0.8 million or 75.4% during the three months ended June 30, 2026, compared to the same period in the prior year. The increase was primarily due to higher costs from an unfavorable plant mix.
POWER SOLUTIONS

	Three Months Ended June 30,
	2026	2025	$ Change
Net sales	$62,293	$44,641	$17,652
Income from operations	$9,049	$5,782	$3,267
Net sales increased by $17.7 million, or 39.5%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to higher selling prices, reflecting the pass-through of increased raw material costs to customers, higher volumes, and favorable foreign exchange effects.

Income from operations increased by $3.3 million during the three months ended June 30, 2026 compared to the same period in the prior year, primarily due to higher selling prices, improved product mix, and higher volumes.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025
Consolidated Results

	Six Months Ended June 30,
	2026	2025	$ Change
Net sales	$247,193	$213,609	$33,584
Cost of sales (exclusive of depreciation and amortization shown separately below)	205,894	181,345	24,549
Selling, general, and administrative expense	25,864	23,265	2,599
Depreciation and amortization	18,584	17,692	892
Other operating income, net	(2,096)	(2,440)	344
Loss from operations	(1,053)	(6,253)	5,200
Interest expense	11,489	10,851	638
Loss on extinguishment of debt	—	3,007	(3,007)
Other expense (income), net	285	(2,788)	3,073
Loss before provision for income taxes and share of net income from joint venture	(12,827)	(17,323)	4,496
Provision for income taxes	(906)	(2,084)	1,178
Share of net income from joint venture	4,638	4,620	18
Net loss	$(9,095)	$(14,787)	$5,692
Net Sales. Net sales increased by $33.6 million, or 15.7%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to higher selling prices, reflecting the pass-through of increased raw material costs to customers, higher volumes, and favorable foreign exchange effects.

Cost of Sales.  Cost of sales increased by $24.5 million, or 13.5%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to raw material price increases, higher volumes, and unfavorable plant mix costs.

Selling, General, and Administrative Expense.  Selling, general, and administrative expense increased by $2.6 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to higher compensation costs, consulting fees, and legal fees. The remaining impact was primarily driven by unfavorable foreign exchange and inflationary effects.

Depreciation and amortization. Depreciation and amortization increased by $0.9 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the impact of capital expenditures placed in service in the current and prior year.
Interest Expense.  Interest expense increased by $0.6 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to higher average debt balances offset by lower amortization of debt issuance costs and discounts.

	Six Months Ended June 30,
	2026	2025
Interest on debt	$11,064	$9,782
Amortization of debt issuance costs and discount	499	1,024
Capitalized interest	(553)	(407)
Other	479	452
Total interest expense	$11,489	$10,851
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $3.0 million during the six months ended June 30, 2025 due to the termination of the 2021 Term Loan Facility. No debt extinguishment has occurred during the six months ended June 30, 2026.

Other Expense (Income), Net. Other expense (income), net changed unfavorably by $3.1 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to noncash derivative mark-to-market loss recognized during the first six months of 2026 compared to noncash derivative mark-to-market gain in the first six months of 2025.

Provision for Income Taxes. Our effective tax rate was (7.1)% for the six months ended June 30, 2026, compared to (12.0)% for the six months ended June 30, 2025. The rate for the six months ended June 30, 2026 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.

Share of Net Income from Joint Venture. Share of net income from the JV remained unchanged during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The JV, in which we own a 49% investment, recognized net sales of $71.0 million and $64.3 million for the six months ended June 30, 2026 and 2025, respectively.
Results by Segment
MOBILE SOLUTIONS

	Six Months Ended June 30,
	2026	2025	$ Change
Net sales	$129,703	$125,635	$4,068
Loss from operations	$(4,022)	$(3,797)	$(225)
Net sales increased by $4.1 million, or 3.2%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to favorable foreign currency effects, higher selling prices reflecting the pass-through of increased raw material costs to customers, and higher sales volumes, partially offset by the impact of rationalization actions taken in 2025 to improve profitability.

Loss from operations increased by $0.2 million or 5.9% during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily related to unfavorable raw material price increases and an unfavorable plant mix. These were partially offset by lower costs due to plant rationalization benefits and favorable foreign exchange effects.
POWER SOLUTIONS

	Six Months Ended June 30,
	2026	2025	$ Change
Net sales	$117,693	$88,149	$29,544
Income from operations	$15,346	$8,805	$6,541
Net sales increased by $29.5 million, or 33.5%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to higher selling prices, reflecting the pass-through of increased raw material costs to customers and higher volumes.

Income from operations increased by $6.5 million during the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to higher selling prices, improved product mix, and higher volumes.
Sources and Uses of Cash December 31, 2025 to June 30, 2026
Cash Flows
Cash provided by operations was $11.8 million for the six months ended June 30, 2026, compared to cash used in operations of $4.0 million for the six months ended June 30, 2025. The favorable change is primarily due to a $12.7 million collection of a tax refund claim and other favorable operating impacts.

Cash used in investing activities was $8.4 million for the six months ended June 30, 2026, compared with $7.2 million for the six months ended June 30, 2025. The higher use of cash is primarily due to additional purchases of property, plant and equipment.

Cash provided by financing activities decreased by $1.0 million during the six months ended June 30, 2026, compared with the same period in 2025. The decrease is primarily due to net repayments made against our asset backed credit facilities, offset by the $10.0 million of proceeds from the Delayed Draw Term Loan.

Liquidity and Capital Resources
Overview
As of June 30, 2026, our primary sources of liquidity were cash and cash equivalents, availability under our ABL Facility, and cash flows from operating activities. On July 2, 2026, we received net proceeds of approximately $70.4 million from the closing of the Private Placement. On August 5, 2026, we completed the Redemption utilizing cash received in the Private Placement and completed the Exchange. We believe that the execution of these transactions will help support our long-term liquidity.

Based on our current cash position, anticipated cash flows from operating activities, and anticipated borrowing capacity under the ABL Facility, we believe we will have sufficient liquidity to fund our operations, capital expenditures, and debt service requirements for the next 12 months. Our ability to meet these requirements is subject to the factors described in Item 1A, "Risk Factors," in our 2025 Annual Report, including the level and timing of future cash flows, prevailing economic conditions, and restrictions under our credit agreements.

As of June 30, 2026, we had total available liquidity of:

June 30, 2026
Cash & Cash Equivalents	$16,450
Undrawn Commitments	35,342
Total Availability	$51,792

Credit Facilities
The debt and credit facilities descriptions in Note 8 are incorporated in this section by reference.

We are currently in compliance with all covenants as of June 30, 2026.
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
Other Receivables
In 2021, we filed a refund claim with the IRS as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In May 2026, we received a refund check of $12.7 million in full payment of our claim, including interest.
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
Critical Accounting Estimates
Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the 2025 Annual Report. Our most critical accounting estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Annual Report. There have been no material changes to our significant accounting policies or critical accounting estimates during the six months ended June 30, 2026.

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
At June 30, 2026, we had $133.5 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.3 million on an annualized basis.
During the six months ended June 30, 2026, based on the Alternative Base Rate, the average interest rate on outstanding borrowings under the ABL Facility was 7.25%.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of June 30, 2026.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors under "Risks Related to Our Capital Structure" and "The price of our common stock may be volatile" in Item 1A, "Risk Factors" in our 2025 Annual Report, including those relating to our indebtedness and potential future equity issuances, should be read in conjunction with “Item 2 Unregistered Sales of Equity Securities and Use of Proceeds” below and Note 18, "Subsequent Events," to the Condensed Consolidated Financial Statements in this Quarterly Report, which describes the recent private placement described in Item 2 below.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Except for the issuances of unregistered securities described in our Current Report on Form 8-K filed with the SEC on July 1, 2026, during the three months ended June 30, 2026, there were no unregistered sales of securities.

On August 5, 2026, we issued 5,500,000 shares of Common Stock in the Exchange in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
April 1, 2026 to April 30, 2026	158,052	$2.37	—	—
May 1, 2026 to May 31, 2026	—	—	—	—
June 1, 2026 to June 30, 2026	—	—	—	—
Total	158,052	$2.37	—	—
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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.
Series D Perpetual Preferred Stock Redemption and Exchange
On August 5, 2026, we entered into an Exchange Agreement. Pursuant to the terms of the Exchange Agreement, on August 5, 2026, we exchanged 9,850 shares of Series D Preferred Stock for 5,500,000 newly issued shares of our Common Stock. The Exchange was conditioned upon the concurrent consummation of the Redemption.

In addition, pursuant to the Exchange Agreement, the Holder agreed to reduce (a) the Cash Dividend Rate (as defined in the Certificate of Designation) to an amount equal to 10.0% per annum of the then current Liquidation Preference (as defined in the Certificate of Designation) and (b) the Preference Accrual Rate (as defined in the Certificate of Designation) to an amount equal to 10.0% per annum of the then current Liquidation Preference, in each case through August 5, 2027. After August 5, 2027, the Cash Dividend Rate and the Preference Accrual Rate will revert to the amounts as calculated in accordance with the Certificate of Designation. The Holder also agreed that in the event we redeem in full for cash all of the then-outstanding Series D Preferred Stock from the Holder in accordance with the Certificate of Designation and pay the Holder the aggregate Redemption Price (as defined in the Certificate of Designation) otherwise payable in respect thereof on or before December 31, 2026 (the “Final Redemption”), the aggregate Redemption Price payable by us in respect of the Final Redemption Price will be reduced by $5.0 million.

On August 5, 2026, we redeemed 36,750 shares of Series D Preferred Stock for an aggregate redemption price of $70.0 million (the “Redemption”). The Redemption was conditioned upon the concurrent consummation of the Exchange.

Following the Exchange and the Redemption, 18,400 shares of Series D Preferred Stock remained outstanding with an aggregate Liquidation Preference of $35.0 million as of August 5, 2026.

This foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by the Exchange Agreement filed as Exhibit 10.1 hereto and incorporated herein by reference.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1	Form of Securities Purchase Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026 and incorporated herein by reference).
10.2	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026 and incorporated herein by reference).
10.3	Exchange Agreement, dated August 5, 2026, between the Registrant and NHTV Holdings, LP
10.4	Form of Performance Share Unit Award Agreement
10.5
Letter Agreement between the Registrant and Legion Partners Asset Management, LLC and certain of its affiliates (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2026 and incorporated herein by reference).

10.6**
Second Amendment to Revolving Credit and Security Agreement, date as of December 10, 2025, by and among NN, Inc. as Borrower, certain subsidiaries of NN, Inc., the lenders party thereto and PNC Bank, National Association, as lender and as agent

10.7	Letter of Understanding by and between NN, Inc. and Robert Esch.
10.8	Separation Agreement by and between NN, Inc. and Robert Esch.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
** Conformed version incorporating immaterial clean-up edits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 5, 2026	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: August 5, 2026	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)