Form 10-Q
period 2026-09-30
NN INC
filed 2026-10-28
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2026, there were 93,744,244 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$131,100	$103,882	$378,293	$317,492
Cost of sales (exclusive of depreciation and amortization shown separately below)	112,830	86,410	318,724	267,755
Selling, general, and administrative expense	13,287	11,059	39,151	34,325
Depreciation and amortization	9,260	9,064	27,844	26,756
Other operating income, net	(957)	(404)	(3,053)	(2,843)
Loss from operations	(3,320)	(2,247)	(4,373)	(8,501)
Interest expense	5,467	5,666	16,956	16,517
Loss on extinguishment of debt	—	—	—	3,007
Other income, net	(2,919)	(70)	(2,634)	(2,858)
Loss before provision for income taxes and share of net income from joint venture	(5,868)	(7,843)	(18,695)	(25,167)
Provision for income taxes	(1,872)	(815)	(2,778)	(2,898)
Share of net income from joint venture	3,153	1,979	7,791	6,599
Net loss	$(4,587)	$(6,679)	$(13,682)	$(21,466)
Other comprehensive income:
Foreign currency translation gain	468	806	3,228	8,385
Total other comprehensive income	468	806	3,228	8,385
Comprehensive loss	$(4,119)	$(5,873)	$(10,454)	$(13,081)

Basic and diluted net loss per common share	$(0.13)	$(0.23)	$(0.49)	$(0.72)
Shares used to calculate basic and diluted net loss per common share	78,109	49,605	59,461	49,373

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$12,290	$11,377
Accounts receivable, net of allowances of $1,681 and $1,401 at September 30, 2026 and December 31, 2025	77,225	59,785
Inventories	69,620	65,978
Income tax receivable	581	13,389
Prepaid assets	6,941	2,952
Other current assets	11,496	10,526
Total current assets	178,153	164,007
Property, plant and equipment, net of accumulated depreciation of $282,123 and $265,399 at September 30, 2026 and December 31, 2025	164,096	158,885
Operating lease right-of-use assets	31,270	35,155
Intangible assets, net	20,573	30,789
Investment in joint venture	48,008	42,543
Deferred tax assets	1,775	1,673
Other non-current assets	7,019	7,732
Total assets	$450,894	$440,784
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,663	$49,442
Accrued salaries, wages and benefits	17,270	14,004
Income tax payable	468	553
Current maturities of long-term debt	2,962	5,791
Current portion of operating lease liabilities	6,409	6,430
Other current liabilities	15,116	13,575
Total current liabilities	101,888	89,795
Deferred tax liabilities	4,077	4,312
Long-term debt, net of current maturities	165,851	153,758
Operating lease liabilities, net of current portion	32,401	37,092
Other non-current liabilities	7,351	9,420
Total liabilities	311,568	294,377
Commitments and contingencies (Note 11)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, 18 issued and outstanding at September 30, 2026 and 65 issued and outstanding at December 31, 2025	35,594	112,409
Stockholders’ equity:
Common stock - $0.01 par value per share, 180,000 shares authorized, 82,469 and 50,196 shares issued and outstanding at September 30, 2026 and December 31, 2025	825	502
Additional paid-in capital	519,565	439,700
Accumulated deficit	(381,307)	(367,625)
Accumulated other comprehensive loss	(35,351)	(38,579)
Total stockholders’ equity	103,732	33,998
Total liabilities, preferred stock, and stockholders’ equity	$450,894	$440,784
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(13,682)	$(21,466)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,844	26,756
Amortization of debt issuance costs and discount	750	1,255
Paid-in-kind interest	5,007	2,148
Loss on extinguishment of debt	—	3,007
Total derivative loss (gain)	242	(2,109)
Share of net income from joint venture, net of cash dividends received	(3,584)	(3,551)
Share-based compensation expense	2,321	2,377
Deferred income taxes	(273)	(481)
Other	(416)	(363)
Changes in operating assets and liabilities:
Accounts receivable	(17,385)	506
Inventories	(3,216)	533
Other operating assets	(4,972)	(3,171)
Income taxes receivable and payable, net	12,732	(690)
Accounts payable	7,802	7,629
Other operating liabilities	3,726	(5,256)
Net cash provided by operating activities	16,896	7,124
Cash flows from investing activities
Acquisition of property, plant, and equipment	(14,931)	(11,058)
Proceeds from sale of property, plant, and equipment	133	1,837
Net cash used in investing activities	(14,798)	(9,221)
Cash flows from financing activities
Proceeds from asset backed credit facilities	64,375	37,000
Repayments of asset backed credit facilities	(69,075)	(42,400)
Proceeds from long-term debt	10,000	119,234
Repayments of long-term debt	(845)	(116,583)
Payments for debt issuance costs	(100)	(3,553)
Proceeds from issuance of common stock, net of issuance costs	69,405	—
Redemption of preferred stock	(70,002)	—
Proceeds from sale-leaseback of equipment	—	989
Proceeds from sale-leaseback of land and buildings	—	4,300
Repayments of financing obligations	(1,439)	(913)
Other	(4,580)	(3,351)
Net cash used in financing activities	(2,261)	(5,277)
Effect of exchange rate changes on cash flows	1,076	1,461
Net change in cash and cash equivalents	913	(5,913)
Cash and cash equivalents at beginning of period	11,377	18,128
Cash and cash equivalents at end of period	$12,290	$12,215
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental schedule of non-cash activities:
Non-cash additions to property, plant and equipment	$1,864	$3,266
Non-cash additions to financing obligations	1,461	1,304
Non-cash Series D perpetual preferred stock exchanged for common stock	18,763	—
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2026 and 2025
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of June 30, 2026	52,574	$525	$433,225	$(376,720)	$(35,819)	$21,211
Net loss	—	—	—	(4,587)	—	(4,587)
Dividends accrued for preferred stock	—	—	(2,231)	—	—	(2,231)
Shares issued under stock incentive plans, net of forfeitures	(112)	1	(1)	—	—	—
Share-based compensation expense	—	—	712	—	—	712
Restricted shares surrendered for tax withholdings under stock incentive plans	(3)	(1)	(8)	—	—	(9)
Issuance of common stock, net of issuance costs (1)	30,010	300	87,868	—	—	88,168
Other comprehensive income	—	—	—	—	468	468
Balance as of September 30, 2026	82,469	$825	$519,565	$(381,307)	$(35,351)	$103,732

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of June 30, 2025	50,287	$503	$448,033	$(348,408)	$(40,588)	$59,540
Net loss	—	—	—	(6,679)	—	(6,679)
Dividends accrued for preferred stock	—	—	(4,832)	—	—	(4,832)
Shares issued under stock incentive plans, net of forfeitures	(89)	(1)	1	—	—	—
Share-based compensation expense	—	—	737	—	—	737
Restricted shares surrendered for tax withholdings under stock incentive plans	(2)	—	(3)	—	—	(3)
Other comprehensive income	—	—	—	—	806	806
Balance as of September 30, 2025	50,196	$502	$443,936	$(355,087)	$(39,782)	$49,569

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2025	50,196	$502	$439,700	$(367,625)	$(38,579)	$33,998
Net loss	—	—	—	(13,682)	—	(13,682)
Dividends accrued for preferred stock	—	—	(11,950)	—	—	(11,950)
Shares issued for warrants exercised	1,455	14	2,095	—	—	2,109
Shares issued under stock incentive plans, net of forfeitures	1,038	12	(12)	—	—	—
Share-based compensation expense	—	—	2,321	—	—	2,321
Restricted shares surrendered for tax withholdings under stock incentive plans	(230)	(3)	(457)	—	—	(460)
Issuance of common stock, net of issuance costs (1)	30,010	300	87,868	—	—	88,168
Other comprehensive income	—	—	—	—	3,228	3,228
Balance as of September 30, 2026	82,469	$825	$519,565	$(381,307)	$(35,351)	$103,732

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(in thousands)	Number of shares	Par value
Balance as of December 31, 2024	49,908	$499	$455,811	$(333,621)	$(48,167)	$74,522
Net loss	—	—	—	(21,466)	—	(21,466)
Dividends accrued for preferred stock	—	—	(13,853)	—	—	(13,853)
Shares issued under stock incentive plans, net of forfeitures and tax withholdings	484	5	(6)	—	—	(1)
Share-based compensation expense	—	—	2,377	—	—	2,377
Restricted shares surrendered for tax withholdings under stock incentive plans	(196)	(2)	(393)	—	—	(395)
Other comprehensive income	—	—	—	—	8,385	8,385
Balance as of September 30, 2025	50,196	$502	$443,936	$(355,087)	$(39,782)	$49,569
_______________________________
(1)    Additional paid-in capital impact consists of $96.1 million for shares issued, less $4.8 million of fees and $3.4 million of deemed dividends (see Note 9).
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., a Delaware corporation, is a diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of end markets on a global basis. As of September 30, 2026, we had 27 facilities in North America, South America, Europe and China. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2025, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2026. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and nine months ended September 30, 2026 and 2025; financial position as of September 30, 2026 and December 31, 2025; and cash flows for the nine months ended September 30, 2026 and 2025, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly our financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2025 Annual Report. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of results for the year ending December 31, 2026, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounting Standards Recently Adopted
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). We have adopted the practical expedient effective for the current fiscal year noting that it does not have a material impact on the Company’s financial statements.

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
Assets Held for Sale
During the year ended December 31, 2025, we ceased production activity at our Mobile Solutions plant in Dowagiac, Michigan. The assets that we own have been classified as held for sale as of September 30, 2026 as we are actively marketing the property and equipment for sale. The net book value of remaining assets held for sale of $1.0 million is included in “Other current assets” on the Condensed Consolidated Balance Sheets as of September 30, 2026.
Note 2. Segment Information

Our business is organized into two reportable segments, Mobile Solutions and Power Solutions, based on the nature of the products manufactured. There have been no changes in the composition of our reportable segments from those described in our Annual Report on Form 10-K for the year ended 2025.

These reportable segments are considered our two operating segments as each has engaged in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker (“CODM”) reviews discrete financial information for purposes of allocating resources and assessing performance. The CODM, who is our President and Chief Executive Officer, uses segment operating income (loss) to evaluate the performance of our segments each quarter and for annual forecasting purposes. Segment operating income (loss) is used to make key operating decisions, such as the amount and timing of capital expenditures, plant optimization actions, and allocation of management resources. In addition to amounts allocated to our two reportable segments, certain corporate costs and unallocated expenses that are not allocated to the reportable segments and are included in reconciliations to consolidated results. Transactions between segments are recorded at cost.

The following tables reconcile segment net sales to consolidated loss before provision for income taxes and share of net income from joint venture.

Three Months Ended September 30, 2026	Mobile Solutions	Power Solutions	Total
Net sales to external customers	$67,985	$63,115	$131,100
Intersegment net sales	192	63	255
Total net sales	68,177	63,178	131,355

Reconciliation of net sales:
Elimination of intersegment net sales			(255)
Total consolidated net sales			$131,100

Less:
Cost of sales	64,617	48,477
Selling, general, and administrative expense	4,300	2,921
Depreciation expense	4,712	774
Other segment items (1)	836	1,806
Segment operating (loss) income	(6,288)	9,200	2,912

Reconciliation of segment operating (loss) income:
Elimination of intersegment profits			(9)
Unallocated expenses (2)			6,241
Interest expense			5,467
Other income, net			(2,919)
Loss before provision for income taxes and share of net income from joint venture			$(5,868)
_______________________________
(1)    Other segment items include amortization expense and other operating expenses and income.
(2) Unallocated expenses consist of selling, general, and administrative expense of $6.1 million, depreciation expense of $0.4 million, and other operating income of $0.2 million from our corporate headquarters that are not allocated to segments.

Three Months Ended September 30, 2025	Mobile Solutions	Power Solutions	Total
Net sales to external customers	$58,935	$44,947	$103,882
Intersegment net sales	182	1	183
Total net sales	59,117	44,948	104,065

Reconciliation of net sales:
Elimination of intersegment net sales			(183)
Total consolidated net sales			$103,882

Less:
Cost of sales	52,286	34,318
Selling, general, and administrative expense	3,830	2,586
Depreciation expense	4,451	818
Other segment items (1)	1,404	1,794
Segment operating (loss) income	(2,854)	5,432	2,578

Reconciliation of segment operating (loss) income:
Elimination of intersegment profits			(11)
Unallocated expenses (2)			4,836
Interest expense			5,666
Other income, net			(70)
Loss before provision for income taxes and share of net income from joint venture			$(7,843)
(1)    Other segment items include amortization expense and other operating expenses and income.
(2) Unallocated expenses consist of selling, general, and administrative expense of $4.6 million, depreciation expense of $0.4 million, and other operating income of $0.2 million from our corporate headquarters that are not allocated to segments.

Nine Months Ended September 30, 2026	Mobile Solutions	Power Solutions	Total
Net sales to external customers	$197,485	$180,808	$378,293
Intersegment net sales	395	63	458
Total net sales	197,880	180,871	378,751

Reconciliation of net sales:
Elimination of intersegment net sales			(458)
Total consolidated net sales			$378,293

Less:
Cost of sales	179,316	139,895
Selling, general, and administrative expense	12,350	8,686
Depreciation expense	14,163	2,355
Other segment items (1)	2,361	5,389
Segment operating (loss) income	(10,310)	24,546	14,236

Reconciliation of segment operating (loss) income:
Elimination of intersegment profits			(29)
Unallocated expenses (2)			18,638
Interest expense			16,956
Other income, net			(2,634)
Loss before provision for income taxes and share of net income from joint venture			$(18,695)
_______________________________
(1)    Other segment items include amortization expense and other operating expenses and income.
(2) Unallocated expenses consist of selling, general, and administrative expense of $18.1 million, depreciation expense of $1.1 million, and other operating income of $0.6 million from our corporate headquarters that are not allocated to segments.

Nine Months Ended September 30, 2025	Mobile Solutions	Power Solutions	Total
Net sales to external customers	$184,397	$133,095	$317,492
Intersegment net sales	355	1	356
Total net sales	184,752	133,096	317,848

Reconciliation of net sales:
Elimination of intersegment net sales			(356)
Total consolidated net sales			$317,492

Less:
Cost of sales	164,553	103,583
Selling, general, and administrative expense	11,153	7,654
Depreciation expense	12,954	2,402
Other segment items (1)	2,743	5,220
Segment operating (loss) income	(6,651)	14,237	7,586

Reconciliation of segment operating (loss) income:
Elimination of intersegment profits			(25)
Unallocated expenses (2)			16,112
Interest expense			16,517
Loss on extinguishment of debt			3,007
Other income, net			(2,858)
Loss before provision for income taxes and share of net income from joint venture			$(25,167)
_______________________________
(1)    Other segment items include amortization expense and other operating expenses and income.
(2) Unallocated expenses consist of selling, general, and administrative expense of $15.5 million, depreciation expense of $1.2 million, and other operating income of $0.6 million from our corporate headquarters that are not allocated to segments.

The following table presents capital expenditures and depreciation and amortization by reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital expenditures:
Mobile Solutions	$5,147	$2,377	$12,071	$7,907
Power Solutions	826	844	1,876	2,057
Total reportable segments	$5,973	$3,221	$13,947	$9,964

Reconciliation to consolidated totals:
Other unallocated amounts (1)	433	207	984	1,094
Total capital expenditures	$6,406	$3,428	$14,931	$11,058

Depreciation and amortization:
Mobile Solutions	$5,550	$5,290	$16,678	$15,469
Power Solutions	3,341	3,385	10,056	10,103
Total reportable segments	$8,891	$8,675	$26,734	$25,572

Reconciliation to consolidated totals:
Other unallocated amounts (2)	369	389	1,110	1,184
Total depreciation and amortization	$9,260	$9,064	$27,844	$26,756
_______________________________
(1)     Total unallocated amounts consist of capital expenditures from our corporate headquarters that are not allocated to segments.
(2)     Total unallocated amounts consist of depreciation expense from our corporate headquarters that are not allocated to segments.

The following table summarizes total assets by reportable segment.

	September 30, 2026	December 31, 2025
Mobile Solutions (1)	$305,097	$287,974
Power Solutions	125,391	123,883
Total reportable segments	$430,488	$411,857

Reconciliation to consolidated totals:
Other unallocated amounts (2)	20,406	28,927
Total assets	$450,894	$440,784
_______________________________
(1)     Total assets in Mobile Solutions includes $48.0 million and $42.5 million as of September 30, 2026 and December 31, 2025, respectively, related to our investment in a joint venture (see Note 7).
(2)     As of September 30, 2026, amounts consisted of $7.9 million current assets, $6.5 million of property, plant and equipment, $3.6 million of operating leases, and $2.4 million of other non-current assets that are not allocated to segments from our corporate headquarters. As of December 31, 2025, amounts consisted of $15.8 million current assets, $6.6 million of property, plant and equipment, $4.0 million of operating leases, and $2.6 million of other non-current assets that are not allocated to segments from our corporate headquarters.

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

Three Months Ended September 30, 2026	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Global Automotive	$46,016	$7,313	$—	$53,329
Data Center & Electric Grid	517	24,841	—	25,358
Industrial	1,374	10,417	—	11,791
Commercial Vehicle	14,620	289	—	14,909
Defense & Electronics	5,524	16,902	—	22,426
Medical	126	3,416	—	3,542
Eliminations	—	—	(255)	(255)
Total net sales	$68,177	$63,178	$(255)	$131,100

Three Months Ended September 30, 2025	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Global Automotive	$42,701	$7,937	$—	$50,638
Data Center & Electric Grid	—	17,680	—	17,680
Industrial	1,061	12,688	—	13,749
Commercial Vehicle	9,953	—	—	9,953
Defense & Electronics	5,309	3,281	—	8,590
Medical	93	3,362	—	3,455
Eliminations	—	—	(183)	(183)
Total net sales	$59,117	$44,948	$(183)	$103,882

Nine Months Ended September 30, 2026	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Global Automotive	$131,486	$24,076	$—	$155,562
Data Center & Electric Grid	675	81,237	—	81,912
Industrial	4,608	39,588	—	44,196
Commercial Vehicle	43,355	289	—	43,644
Defense & Electronics	17,417	24,904	—	42,321
Medical	339	10,777	—	11,116
Eliminations	—	—	(458)	(458)
Total net sales	$197,880	$180,871	$(458)	$378,293

Nine Months Ended September 30, 2025	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Global Automotive	$126,351	$23,014	$—	$149,365
Data Center & Electric Grid	—	56,656	—	56,656
Industrial	6,431	33,510	—	39,941
Commercial Vehicle	36,962	—	—	36,962
Defense & Electronics	14,577	9,506	—	24,083
Medical	431	10,410	—	10,841
Eliminations	—	—	(356)	(356)
Total net sales	$184,752	$133,096	$(356)	$317,492
Sales Concentration
During the nine months ended September 30, 2026 and 2025, a customer in our Mobile Solutions segment represented 10% and 11% of consolidated revenue, respectively.
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.7 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the nine months ended September 30, 2026 included $0.3 million that was included in deferred revenue as of December 31, 2025. The balance of deferred revenue was $0.2 million as of September 30, 2025 and December 31, 2024. Revenue recognized for performance obligations satisfied or partially satisfied during the nine months ended September 30, 2025 included $0.2 million that was included in deferred revenue as of December 31, 2024.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2026, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Note 4. Accounts Receivable
The balance of trade accounts receivable was $63.0 million and $61.5 million as of September 30, 2025 and December 31, 2024, respectively. The following table presents changes in the allowance for credit losses.

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$1,401	$1,515
Additions	1,364	258
Write-offs and other	(1,080)	(180)
Currency impact	(4)	37
Balance at end of period	$1,681	$1,630
We participate in programs that allow us to sell certain receivables from customers on a non-recourse basis to third-party financial institutions. During the nine months ended September 30, 2026 and 2025, we incurred fees of $0.5 million and $0.4 million, respectively, related to the sale of receivables, which is recorded in the Other income, net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
As of September 30, 2026, one customer represented 11% of consolidated accounts receivable. As of December 31, 2025 there were no customers that represented 10% of consolidated accounts receivable.

Note 5. Inventories
Inventories are comprised of the following amounts:

	September 30, 2026	December 31, 2025
Raw materials	$29,099	$26,528
Work in process	22,663	19,739
Finished goods	17,858	19,711
Total inventories	$69,620	$65,978
Note 6. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2025	$12,296	$18,493	$30,789
Amortization	(2,515)	(7,701)	(10,216)
Balance as of September 30, 2026	$9,781	$10,792	$20,573
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. There were no impairment charges for the nine months ended September 30, 2026 and 2025.
Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2025	$42,543
Share of earnings	7,791
Dividends paid by joint venture	(4,207)
Foreign currency translation gain	1,881
Balance as of September 30, 2026	$48,008
Note 8. Debt
The following table presents amounts outstanding on our debt facilities.

	September 30, 2026	December 31, 2025
Term loan facilities	$135,251	$120,289
ABL Facility	—	4,700
Financing obligations from sale-leaseback transactions	28,836	30,213
International loans	6,578	8,148
Other financing obligations	1,461	—
Unamortized debt issuance costs and discount (1)	(3,313)	(3,801)
Total debt	$168,813	$159,549
_______________________________
(1)    In addition to this amount, costs of $0.7 million and $0.9 million related to the ABL Facility (as defined below) were recorded in Other non-current assets as of September 30, 2026 and December 31, 2025, respectively.
We capitalized interest costs of $1.0 million and $0.6 million in the nine months ended September 30, 2026 and 2025, respectively, related to construction in progress.
Term Loan Facility
On April 16, 2025 (the “Closing Date”), we entered into a Term Loan Credit Agreement by and among the Company, the lenders from time to time party thereto (collectively, the “Lenders”) and Alter Domus (US) LLC, as administrative agent (the “Term Loan Agent”) for the Lenders (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement establishes a new $128.0 million senior secured Term Loan Facility (the “Term Loan Facility”) consisting of (i) a $118.0 million term loan funded in full on the Closing Date (the “Closing Date Term Loans”) and (ii) $10.0 million of delayed draw term loan commitments (any delayed draw term loans funded thereunder, the “Delayed Draw Term Loans”, and together, with the Closing Date Term Loans, the “Term Loans”). The Term Loans mature on April 16, 2030. We used the proceeds from the Closing Date Term Loans to repay all of our outstanding obligations under our outstanding term loan facility (see “2021 Term Loan” below).

Under the Term Loan Credit Agreement, interest rates on the Term Loans are determined based on the type of Term Loan, the length of the interest period, and our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Agreement). The Term Loans currently bear interest at either: 1) one-month, three-month, or six-month term secured overnight finance rate (“SOFR”) with a credit spread adjustment, subject to a 2.00% floor, plus an applicable margin ranging from 8.75% to 9.75% based on our Consolidated Net Leverage Ratio (as defined herein) (“Adjusted Term SOFR Rate Loans”); or 2) the greater of various benchmark rates, with certain adjustments, plus an applicable margin ranging from 7.75% to 8.75% based on our Consolidated Net Leverage Ratio (“Base Rate Loans”). For interest payments due before April 16, 2027, we may elect to pay a portion of interest in-kind (“PIK Election”), subject to a minimum cash interest of 5.25% for Adjusted Term SOFR Rate Loans and 4.25% for Base Rate Loans. The applicable margin increases by 0.50% on borrowings to which the PIK Election is made. At September 30, 2026, the Term Loans bore interest, including amounts we have elected to pay as PIK interest, based on one-month Adjusted Term SOFR, at 13.75%.
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
The Term Loan Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, certain financial covenants, such as maximum Consolidated Net Leverage Ratio and minimum Domestic Liquidity (as defined in the Term Loan Credit Agreement), subject, in the case of the Consolidated Net Leverage Ratio covenant, to certain equity cure rights. We were in compliance with the financial covenants of the Term Loan Facility as of September 30, 2026.
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

Under the ABL Facility, Revolving Loans bear interest as either: 1) one, three or six month SOFR plus 1.50%, plus an adjustment of 0.10% (“Term SOFR Rate”); or 2) the highest of the base commercial lending rate of the lender or various benchmark rates plus an applicable margin of 0.50% or 1.00%, depending on the benchmark (“Alternative Base Rate”). At September 30, 2026, based on an Alternative Base Rate, the interest rate on outstanding borrowings under the ABL Facility was 7.50%. We incur a commitment fee of 0.25% for unused capacity under the ABL Facility and a 1.85% fee on the amount of letters of credit outstanding. We capitalized a total of $1.2 million in new debt issuance costs related to the ABL Facility.

As of September 30, 2026, there were no outstanding borrowings under the ABL Facility, $12.4 million of outstanding letters of credit, and $34.7 million available for future borrowings under the ABL Facility.
The ABL Credit Agreement includes customary representations, warranties and covenants, including, but not limited to, a financial covenant as to a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement). We were in compliance with the financial covenants of the ABL Facility as of September 30, 2026.

Our obligations under the ABL Credit Agreement are guaranteed by certain of our subsidiaries and are required to be guaranteed by certain of our later formed or acquired subsidiaries. Our obligations under the ABL Credit Agreement are collateralized by substantially all of our and such guarantors’ assets. The ABL Agent, for itself and on behalf of the Lenders, has a first lien on accounts receivable and inventory.

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
In June and July 2025, we sold pieces of manufacturing equipment for an aggregate sales price of $2.7 million and entered into 3 and 5-year lease agreements with the purchaser for the equipment. In March 2024, we sold multiple pieces of manufacturing equipment for an aggregate sales price of $4.9 million. Concurrent with the sale, we entered into a 5-year lease agreement with the purchaser that includes a repurchase option for this equipment. In May 2024, we sold additional pieces of manufacturing equipment for an aggregate sales price of $3.4 million and entered into 5-year and 6-year lease agreements with the purchaser for the equipment. Since these lease agreements allow for us to exercise a purchase option, we have the ability to maintain the risks and rewards of ownership. Since the transactions did not transfer control of the assets, they cannot be accounted for as sales under ASC 606. As a result, the assets remain on our Condensed Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives. The $11.0 million of total gross proceeds from these transactions were recognized as a financing obligation as a component of long-term debt. The monthly lease payments are being amortized as principal payments and interest expense on a weighted average effective interest rate of 8.90%.
International Loans & Other Financing Obligations
We have fixed rate debt with various financial institutions in France, Poland and China, with maturity dates between 2026 and 2033. These loans, which were obtained to fund working capital and equipment purchases, had a weighted average interest rate of 2.22% at September 30, 2026. The increase in our financing obligation reflects $1.5 million paid to vendors on our behalf for an equipment lease arrangement that had not commenced as of September 30, 2026.
Note 9. Common Stock and Preferred Stock
Common Stock
On June 30, 2026, the Company entered into a Securities Purchase Agreement (the “July Purchase Agreement”) with certain institutional investors (the “July Purchasers”), pursuant to which the Company agreed to sell and issue shares to the July Purchasers in a private placement transaction (the “ July Private Placement”). On July 2, 2026, the Company closed the July Private Placement, which resulted in the Company issuing 24,509,804 shares of the Company’s common stock.
On September 30, 2026, at a special meeting of stockholders (the “Special Meeting”), our stockholders approved the amendment and restatement of the Company’s Certificate of Incorporation to increase the authorized number of shares to 185,000,000 shares, consisting of 180,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.

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
Redemption, Exchange, and Modification.
On August 5, 2026, we entered into an exchange agreement (the “Exchange Agreement”) with the sole holder of the Series D Preferred Stock (the “Holder”), and concurrently completed the following transactions: (i) we redeemed 36,750 shares for $70.0 million in cash, equal to the accreted liquidation preference of the redeemed shares, pursuant to our optional redemption right under the certificate of designation (the “Redemption”); (ii) we issued 5,500,000 shares of our common stock in exchange for 9,850 shares of Series D Preferred Stock (the “Exchange”) for a total value representing $18.8 million; and (iii) the Holder consented to a reduction of the cash dividend rate and the preference accrual rate to 10.0% per annum for the one-year period ending August 5, 2027, after which the rates revert to the certificate of designation schedule, and agreed that if we redeem all remaining shares in full for cash with payment on or before December 31, 2026 (the “Final Redemption”), the aggregate redemption price will be reduced by $5.0 million.
The excess of the total consideration transferred, totaling $3.4 million, was recorded as a deemed dividend within additional paid-in capital and increases net loss attributable to common stockholders for the three and nine months ended September 30, 2026. Total consideration transferred includes fees associated with the transaction and the difference between the closing share price and the reference share price negotiated as part of the Exchange.
The changes to the terms of the remaining 18,400 shares were evaluated as a modification; because the changes were not substantive and conveyed no value to the Holder, no adjustment was recorded, and the remaining shares continue to be carried at their accreted liquidation preference, with accretion recognized at the reduced 10.0% rate during the rate adjustment period.
Direct costs of $0.2 million attributable to the modification were expensed as incurred.
Subsequent Event — Final Redemption.
On October 7, 2026, we completed the Final Redemption, redeeming all 18,400 remaining outstanding shares of Series D Preferred Stock for aggregate cash consideration of approximately $30.7 million, reflecting the $5.0 million reduction to the aggregate redemption price provided under the Exchange Agreement. Following the Final Redemption, no shares of Series D Preferred Stock remain outstanding, all rights of the Holder with respect to the Series D Preferred Stock terminated, and the Series D Preferred Stock balance within mezzanine equity will be reduced to zero.

As of September 30, 2026, the carrying value of the Series D Preferred Stock shares was $35.6 million, which included $17.2 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the nine months ended September 30, 2026.

Balance as of December 31, 2025	$112,409
Accrual of in-kind dividends	9,964
Amortization	1,986
Redemption	(70,002)
Exchange of preferred shares for common stock	(18,763)
Balance as of September 30, 2026	$35,594
Note 10. Leases
The following table contains supplemental cash flow information related to leases.

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$6,384	$6,484
Operating cash flows used in finance leases	305	385
Financing cash flows used in finance leases	3,404	2,954
Right-of-use assets obtained in exchange for new finance lease liabilities	4,091	1,755
We recognized sublease income of $2.9 million in each of the nine months ended September 30, 2026 and 2025, which is recognized in the Other operating income, net line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents finance lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets.

	Financial Statement Line Item	September 30, 2026	December 31, 2025
Finance lease assets	Property, plant and equipment, net	20,193	18,108

Finance lease current liabilities	Other current liabilities	4,496	4,163
Finance lease non-current liabilities	Other non-current liabilities	4,558	4,110
Total finance lease liabilities		$9,054	$8,273

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
Note 12. Income Taxes
Our effective tax rate was (31.9)% and (14.9)% for the three and nine months ended September 30, 2026, respectively, and (10.4)% and (11.5)% for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the three and nine months ended September 30, 2026 differs from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.

Note 13. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(4,587)	$(6,679)	$(13,682)	$(21,466)
Adjustment for preferred stock cumulative dividends and deemed dividends (1)	(5,677)	(4,832)	(15,396)	(13,853)
Numerator for basic and diluted net loss per common share	$(10,264)	$(11,511)	$(29,078)	$(35,319)

Denominator:
Weighted average common shares outstanding	80,120	50,272	61,170	50,222
Adjustment for participating securities	(2,011)	(2,125)	(2,185)	(2,308)
Adjustment for warrants outstanding (2)	—	1,458	476	1,459
Shares used to calculate basic and diluted net loss per common share	78,109	49,605	59,461	49,373

Basic and diluted net loss per common share	$(0.13)	$(0.23)	$(0.49)	$(0.72)
_______________________________
(1)     Includes deemed dividend of $3.4 million as described in Note 9.
(2) Outstanding warrants that are exercisable at an exercise price of $0.01 per share are included in shares outstanding for calculation of basic earnings per share (see Note 16).
The following table presents securities that could be potentially dilutive in the future that were excluded from the calculation of diluted net loss per common share because they had an anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	59	81	65	128
Warrants	1,215	1,500	1,266	1,500
Performance share units	820	820	820	820
Total antidilutive securities	2,094	2,401	2,151	2,448
Stock options excluded from the calculations of diluted net loss per common share have a per share exercise price ranging from $7.93 to $24.55 for the three and nine months ended September 30, 2026. Warrants excluded from the calculation of diluted net loss per common share have a per share exercise price of $11.03 (see Note 16). Performance share units are potentially dilutive when the related performance criterion has been met.
Note 14. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the Selling, general, and administrative expense line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock	$427	$464	$1,347	$1,484
Performance share units	285	273	974	893
Share-based compensation expense	$712	$737	$2,321	$2,377

Restricted Stock
The following table presents the status of unvested restricted stock awards as of September 30, 2026, and activity during the nine months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2026	2,027	$2.08
Granted	1,095	1.24
Vested	(985)	2.12
Forfeited	(181)	1.58
Unvested at September 30, 2026	1,956	$1.64
During the nine months ended September 30, 2026, we granted 1,095,000 shares of restricted stock to non-executive directors, officers and certain other employees. The shares of these restricted stock awards vest pro-rata generally over three years for employees and over one year for non-executive directors. Total grant date fair value of restricted stock that vested in the nine months ended September 30, 2026, was $2.1 million.
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The following table presents the status of unvested PSUs as of September 30, 2026, and activity during the nine months then ended.

	Nonvested PSU Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2026	3,877	$1.48
Granted	1,124	2.60
Vested	(124)	1.23
Forfeited	(271)	1.84
Nonvested at September 30, 2026	4,606	$1.74
During the nine months ended September 30, 2026, we granted 1,124,000 PSUs to certain executive officers.
Of the shares granted, 558,000 shares granted will vest, if at all, upon achievement of a specified relative total shareholder return (“TSR”), which will be measured against the TSR of a specified index during the three-year performance period that ends December 31, 2028.
The remaining 566,000 shares granted will vest, if at all, upon achievement of performance goals based on four equally weighted metrics: (i) the Company’s cumulative adjusted EBITDA, (ii) free cash flow, and (iii) net sales, in each case, during the period beginning January 1, 2026 and ending December 31, 2028, and (iv) the Company’s TSR as compared to the TSR of a specified group of peer companies during the three-year period that ends December 31, 2028.
The grant date fair value of the portion of the PSU awards subject to performance conditions is based on the closing price of our common stock on the grant date, and the related compensation cost is recognized based on the number of shares expected to vest under the probable outcome of those conditions.
We estimated the market component grant date fair value of the PSU awards using a Monte Carlo simulation model, as the total shareholder return metric and changes in stock price are considered market conditions under ASC Topic 718, Compensation – Stock Compensation.

Note 15. Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated other comprehensive income (loss).

Foreign Currency Translation
Balance as of June 30, 2026	$(35,819)
Other comprehensive income	468
Balance as of September 30, 2026	$(35,351)

Balance as of June 30, 2025	$(40,588)
Other comprehensive income	806
Balance as of September 30, 2025	$(39,782)

Foreign Currency Translation
Balance as of December 31, 2025	$(38,579)
Other comprehensive income	3,228
Balance as of September 30, 2026	$(35,351)

Balance as of December 31, 2024	$(48,167)
Other comprehensive income	8,385
Balance as of September 30, 2025	$(39,782)
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
In conjunction with an amendment to our 2021 Term Loan in 2023, we issued warrants to purchase up to 2.0 million shares of our common stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants were exercisable, in full or in part, at any time prior to June 30, 2033. The 2023 Warrants included anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. During the nine months ended September 30, 2026, 1,455,000 of the 2023 Warrants have been exercised on a cashless basis. As of September 30, 2026, none of the 2023 Warrants remain outstanding.
In conjunction with our placement of the Series B Preferred Stock in 2019, we issued warrants to purchase up to 1.5 million shares of our common stock (the “2019 Warrants”). The 2019 Warrants, are exercisable, in full or in part, at any time prior to December 11, 2026, at an exercise price of $11.03 per share, and are subject to anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events. During the nine months ended September 30, 2026, a portion of the 2019 Warrants were cancelled resulting in a decrease of 285,000 exercisable shares.

The following table presents the change in the liability balance of the embedded derivatives during the nine months ended September 30, 2026.

Balance as of December 31, 2025	$1,868
Change in fair value (1)	242
Settlements	(2,110)
Balance as of September 30, 2026	$—
_______________________________
(1)    Changes in the fair value are recognized in the Other income, net line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$—

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	$1,861	$—	$7
The fair value of the 2023 Warrants were determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price (Level 1).
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods (Level 3). The probabilities resulted in a weighted average term of 0.2 years and 1.3 years as of September 30, 2026 and December 31, 2025, respectively.
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of September 30, 2026 and December 31, 2025, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $159.6 million and $156.9 million, with a carrying amount of $168.8 million and $159.5 million, as of September 30, 2026 and December 31, 2025, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities (Level 3).
Note 17. Plant Optimization Activities
During the second half of 2024, we took specific steps to consolidate our footprint by identifying two manufacturing facilities to close due to volume rationalization which have reduced costs and improved operational efficiency. We ceased production activities at our Mobile Solutions plants in Juarez, Mexico, and Dowagiac, Michigan in January 2025 and March 2025, respectively. In addition, we implemented operational and cost optimization actions to reduce indirect and overhead costs. Based on recent developments, we anticipate reopening of our Juarez facility in 2027.
In 2025, we completed the facility closures and organizational changes previously announced. In connection therewith, as stated in our 2025 Annual Report, we recognized $13.4 million in charges. All costs incurred have been recognized in the Mobile Solutions segment. We expect to recognize annual benefits of approximately $5.4 million.

The following is a summary of plant optimization reserve activity for the nine months ended September 30, 2026.

Severance and employee related
Balance as of December 31, 2025	$512
Amounts paid	(48)
Balance as of September 30, 2026	$464
Voluntary Early Retirement Program
During the nine months ended September 30, 2026, we recognized $0.2 million related to an early retirement incentive program (“ERIP”) that was open to certain U.S. employees that met specified age and service requirements, and who terminated employment in 2026. The estimated total cost of the ERIP, including costs recognized in 2025, is $0.6 million with all benefit payments expected to be made in 2026.
Note 18. Subsequent Events
Securities Purchase Agreement
On October 1, 2026, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with certain institutional investors (the “ October Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers 11,275,605 shares (the “Shares”) of the Company’s common stock (“Common Stock”) and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 4,824,395 shares of Common Stock (the “Pre-Funded Warrant Shares”), in a private placement transaction (the “October Private Placement”). The purchase price per share of Common Stock is $3.30 per share (the “Per Share Purchase Price”) and the purchase price per Pre-Funded Warrant is $3.29 (the “Per Pre-Funded Warrant Purchase Price”), for total gross proceeds of approximately $53.1 million. Each Pre-Funded Warrant has an exercise price of $0.01 per share of Common Stock, is immediately exercisable, subject to certain conditions set forth in the Pre-Funded Warrants, and will not expire. On October 5, 2026, the Company closed the October Private Placement, resulting in approximately $49.8 million of net proceeds to the Company after deducting placement agent fees and estimated offering expenses. Immediately following the issuance of the Shares, the Company had 93,744,244 shares of Common Stock outstanding.

Subsequent Event — Final Redemption.
On October 7, 2026, we completed the Final Redemption (as defined in Note 9 - Common Stock and Preferred Stock), redeeming all 18,400 remaining outstanding shares of Series D Preferred Stock for aggregate cash consideration of approximately $30.7 million, reflecting the $5.0 million reduction to the aggregate redemption price provided under the Exchange Agreement (as defined in Note 9 - Common Stock and Preferred Stock). Following the Final Redemption, no shares of Series D Preferred Stock remain outstanding, all rights of the Holder with respect to the Series D Preferred Stock terminated, and the Series D Preferred Stock balance within mezzanine equity will be reduced to zero.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three and nine months ended September 30, 2026. The financial information as of September 30, 2026, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, contained in our Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”), and the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Third Quarter Results
Net sales for the three months ended September 30, 2026 were $131.1 million, an increase of 26.2% compared to the same period in 2025. Loss from operations was $3.3 million, compared to $2.2 million in the prior year period. Net loss was $4.6 million, compared to $6.7 million in the prior year period.
Redemption of Series D Preferred Stock
During the third quarter and through the date of this report, we completed a series of transactions that retired all of our outstanding Series D Preferred Stock and simplified our capital structure:
•On July 2, 2026, we closed a private placement of 24,509,804 shares of common stock at $3.06 per share, resulting in net proceeds of $70.4 million (the “July Private Placement”).
•On August 5, 2026, we entered into an Exchange Agreement with the sole holder of our Series D Preferred Stock, under which we (i) redeemed 36,750 shares for $70.0 million in cash, equal to the accreted liquidation preference; (ii) issued 5,500,000 shares of common stock in exchange for 9,850 shares, representing $18.8 million; and (iii) obtained a reduction in the cash dividend and preference accrual rate to 10.0% per annum through August 5, 2027, together with a $5.0 million reduction in the aggregate redemption price if we redeemed the remaining shares for cash on or before December 31, 2026.
•On October 5, 2026, subsequent to quarter-end, we closed a second private placement of 11,275,605 shares of common stock at $3.30 per share and pre-funded warrants to purchase 4,824,395 shares of common stock at $3.29 per warrant, resulting in total gross proceeds of approximately $53.1 million (the “October Private Placement”).
•On October 7, 2026, we redeemed the remaining 18,400 shares of Series D Preferred Stock for approximately $30.7 million in cash, reflecting the $5.0 million reduction. No shares of Series D Preferred Stock remain outstanding after October 7, 2026.

As a result of these transactions, we have eliminated the Series D Preferred Stock balance in mezzanine equity. Our common shares outstanding increased to 93,744,244 as of October 5, 2026, excluding shares issuable upon exercise of the pre-funded warrants.

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

Global trade negotiations continue to create volatility in the marketplace. New trade restrictions and/or increases in tariffs could have a material impact on our business, financial condition, or results of operations by increasing our input costs and decreasing demand, although the nature of those trade restrictions and tariffs remains unclear. Additionally, tariffs may increase the risk for elevated inflation more generally, which may drive an increase in other input costs and have made it more difficult to procure precious metals and other raw materials. In particular, prices for commodities and certain metals, including, but not limited to, steel, copper, and precious metals, have recently shown increased volatility. Significant price increases for these commodities and precious metals have, and could continue to have, an adverse effect on our liquidity and operating profits if we cannot timely mitigate the price increases by successfully sourcing lower cost commodities or precious metals or by passing the increased costs on to customers.

We cannot predict the future impact on our end markets or input costs, including tariffs and their potential implications and ramifications, nor our ability to recover all cost increases, including the cost of raw materials, through pricing or the timing of such recoveries.
Footprint Optimization
During the second half of 2024, we identified two manufacturing facilities to close due to volume rationalization which have reduced costs and improved operational efficiency. During the first quarter of 2025, we ceased production activities at our Mobile Solutions plants in Juarez, Mexico and Dowagiac, Michigan. In addition, we implemented operational and cost optimization actions to reduce indirect and overhead costs. Based on recent developments, we anticipate reopening of our Juarez facility in 2027. We continue to evaluate our global footprint, which may result in further consolidation actions to further improve our overall cost structure.

Results of Operations
Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025
Consolidated Results

	Three Months Ended September 30,
	2026	2025	$ Change
Net sales	$131,100	$103,882	$27,218
Cost of sales (exclusive of depreciation and amortization shown separately below)	112,830	86,410	26,420
Selling, general, and administrative expense	13,287	11,059	2,228
Depreciation and amortization	9,260	9,064	196
Other operating income, net	(957)	(404)	(553)
Loss from operations	(3,320)	(2,247)	(1,073)
Interest expense	5,467	5,666	(199)
Other income, net	(2,919)	(70)	(2,849)
Loss before provision for income taxes and share of net income from joint venture	(5,868)	(7,843)	1,975
Provision for income taxes	(1,872)	(815)	(1,057)
Share of net income from joint venture	3,153	1,979	1,174
Net loss	$(4,587)	$(6,679)	$2,092
Net Sales. Net sales increased by $27.2 million, or 26.2%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher selling prices, reflecting the pass-through of increased raw material costs to customers, higher volumes, and favorable foreign exchange effects.

Cost of Sales. Cost of sales increased by $26.4 million, or 30.6%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher volumes and higher labor costs associated with increasing headcount to support new business.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased by $2.2 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher professional fees driven by the various strategic initiatives during the quarter.

Depreciation and amortization. Depreciation and amortization increased by $0.2 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the impact of capital expenditures placed in service in the current and prior year.

Interest Expense.  Interest expense decreased by $0.2 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher capitalized interest and lower interest on our ABL facility.

	Three Months Ended September 30,
	2026	2025
Interest on debt	$5,419	$5,724
Amortization of debt issuance costs and discount	251	191
Capitalized interest	(465)	(207)
Other	262	(42)
Total interest expense	$5,467	$5,666

Other Income, Net. Other income, net increased by $2.8 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a gain from a favorable value added tax (“VAT”) ruling in Brazil.
Provision for Income Taxes. Our effective tax rate was (31.9)% for the three months ended September 30, 2026, compared to (10.4)% for the three months ended September 30, 2025. The rate for the three months ended September 30, 2026 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.

Share of Net Income from Joint Venture. Share of net income from the Wuxi Weifu Autocam Precision Machinery Company, Ltd. joint venture (the “JV”) increased by $1.2 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The JV, in which we own a 49% investment, recognized net sales of $37.8 million and $33.3 million for the three months ended September 30, 2026 and 2025, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended September 30,
	2026	2025	$ Change
Net sales	$68,177	$59,117	$9,060
Loss from operations	$(6,288)	$(2,854)	$(3,434)
Net sales increased by $9.1 million, or 15.3%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher volumes and favorable foreign exchange effects.

Loss from operations increased by $3.4 million or 120.3% during the three months ended September 30, 2026, compared to the same period in the prior year. The increase was primarily due to higher costs from volume increases, increased labor costs due to the start-up of new programs, material cost increases, depreciation expense, and repairs and maintenance increases.
POWER SOLUTIONS

	Three Months Ended September 30,
	2026	2025	$ Change
Net sales	$63,178	$44,948	$18,230
Income from operations	$9,200	$5,432	$3,768
Net sales increased by $18.2 million, or 40.6%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to higher selling prices, reflecting the pass-through of increased raw material costs to customers, increased volumes, and favorable foreign exchange impacts.

Income from operations increased by $3.8 million during the three months ended September 30, 2026 compared to the same period in the prior year, primarily due to higher selling prices and increased volumes. This increase was partially offset by higher material costs and labor costs.
Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025
Consolidated Results

	Nine Months Ended September 30,
	2026	2025	$ Change
Net sales	$378,293	$317,492	$60,801
Cost of sales (exclusive of depreciation and amortization shown separately below)	318,724	267,755	50,969
Selling, general, and administrative expense	39,151	34,325	4,826
Depreciation and amortization	27,844	26,756	1,088
Other operating income, net	(3,053)	(2,843)	(210)
Loss from operations	(4,373)	(8,501)	4,128
Interest expense	16,956	16,517	439
Loss on extinguishment of debt	—	3,007	(3,007)
Other income, net	(2,634)	(2,858)	224
Loss before provision for income taxes and share of net income from joint venture	(18,695)	(25,167)	6,472
Provision for income taxes	(2,778)	(2,898)	120
Share of net income from joint venture	7,791	6,599	1,192
Net loss	$(13,682)	$(21,466)	$7,784

Net Sales. Net sales increased by $60.8 million, or 19.2%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher selling prices, reflecting the pass-through of increased raw material costs to customers, higher volumes, and favorable foreign exchange effects.

Cost of Sales.  Cost of sales increased by $51.0 million, or 19.0%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to raw material price increases, higher volumes, and higher labor costs due to headcount.

Selling, General, and Administrative Expense.  Selling, general, and administrative expense increased by $4.8 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher compensation costs and professional fees.

Depreciation and amortization. Depreciation and amortization increased by $1.1 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the impact of capital expenditures placed in service in the current and prior year.
Interest Expense.  Interest expense increased by $0.4 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher average debt balances offset by lower amortization of debt issuance costs and higher capitalized interest.

	Nine Months Ended September 30,
	2026	2025
Interest on debt	$16,483	$15,506
Amortization of debt issuance costs and discount	750	1,215
Capitalized interest	(1,018)	(614)
Other	741	410
Total interest expense	$16,956	$16,517
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $3.0 million during the nine months ended September 30, 2025 due to the termination of the 2021 Term Loan Facility. No debt extinguishment has occurred during the nine months ended September 30, 2026.

Other Income, Net. Other income, net changed unfavorably by $0.2 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to noncash derivative mark-to-market loss recognized during the first nine months of 2026 compared to noncash derivative mark-to-market gain in the first nine months of 2025. The derivative mark-to-market loss is offset by a gain from a favorable VAT tax ruling in Brazil.

Provision for Income Taxes. Our effective tax rate was (14.9)% for the nine months ended September 30, 2026, compared to (11.5)% for the nine months ended September 30, 2025. The rate for the nine months ended September 30, 2026 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation of the amount of tax benefit recorded for losses in certain jurisdictions where we believe it is more likely than not that a future tax benefit may not be realized.

Share of Net Income from Joint Venture. Share of net income from the JV increased by $1.2 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The JV, in which we own a 49% investment, recognized net sales of $108.8 million and $97.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Results by Segment
MOBILE SOLUTIONS

	Nine Months Ended September 30,
	2026	2025	$ Change
Net sales	$197,880	$184,752	$13,128
Loss from operations	$(10,310)	$(6,651)	$(3,659)
Net sales increased by $13.1 million, or 7.1%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher sales volume, favorable foreign currency effects, which was partially offset by the impact of rationalization actions taken in 2025 to improve profitability.

Loss from operations increased by $3.7 million or 55.0% during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily related to raw material cost increases and higher labor costs associated with increased headcount. These were partially offset by lower costs due to plant rationalization benefits and favorable foreign exchange effects.
POWER SOLUTIONS

	Nine Months Ended September 30,
	2026	2025	$ Change
Net sales	$180,871	$133,096	$47,775
Income from operations	$24,546	$14,237	$10,309
Net sales increased by $47.8 million, or 35.9%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher selling prices, reflecting the pass-through of increased raw material costs to customers, higher volumes, and favorable foreign exchange impacts.

Income from operations increased by $10.3 million during the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to higher selling prices and higher volumes. These were partially offset by increased employee-related costs.
Sources and Uses of Cash December 31, 2025 to September 30, 2026
Cash Flows
Cash provided by operations was $16.9 million for the nine months ended September 30, 2026, compared to cash provided by operations of $7.1 million for the nine months ended September 30, 2025. The favorable change is primarily due to a $12.7 million collection of a tax refund claim and other favorable operating impacts.

Cash used in investing activities was $14.8 million for the nine months ended September 30, 2026, compared with $9.2 million for the nine months ended September 30, 2025. The higher use of cash is primarily due to additional purchases of equipment.

Cash used in financing activities decreased by $3.0 million during the nine months ended September 30, 2026, compared with the same period in 2025. During the nine months ended September 30, 2026, we received $69.4 million of net proceeds from the issuance of common stock in the July Private Placement, which funded the $70.0 million redemption of Series D Preferred Stock in August 2026. The improvement in cash used is primarily due to $10.0 million of proceeds from the Delayed Draw Term Loan, partially offset by net repayments under our ABL Facility
Liquidity and Capital Resources
Overview
As of September 30, 2026, our primary sources of liquidity were cash and cash equivalents, availability under our ABL Facility, and cash flows from operating activities. On October 5, 2026, we received net proceeds of approximately $49.8 million from the closing of the October Private Placement. On October 7, 2026, we redeemed the remaining 18,400 shares of Series D Preferred Stock for an aggregate cash consideration of approximately $30.7 million. We believe that the execution of these transactions will help support our long-term liquidity.

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

As of September 30, 2026, we had total available liquidity of:

September 30, 2026
Cash & Cash Equivalents	$12,290
Undrawn Commitments	34,689
Total Availability	$46,979

Credit Facilities
The debt and credit facilities descriptions in Note 8 are incorporated in this section by reference.

We were in compliance with all covenants as of September 30, 2026.

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
Seasonality and Fluctuation in Quarterly Results
General economic conditions impact our business and financial results, and certain businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, European sales are often weaker in the summer months as customers slow production, and sales to original equipment manufacturers are often stronger immediately preceding and following the launch of new products. In addition, our consolidated net sales in the fourth quarter are typically lower than in other quarters. As such, our results for any particular quarter are not necessarily indicative of results to be expected for the full year.
Critical Accounting Estimates
Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the 2025 Annual Report. Our most critical accounting estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Annual Report. There have been no material changes to our significant accounting policies or critical accounting estimates during the nine months ended September 30, 2026.
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
At September 30, 2026, we had $135.3 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month SOFR would have resulted in a net increase in interest expense of $1.4 million on an annualized basis.
During the nine months ended September 30, 2026, based on the Alternative Base Rate, the average interest rate on outstanding borrowings under the ABL Facility was 7.50%.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of September 30, 2026.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Except for the issuances of unregistered securities previously disclosed in (i) our Current Report on Form 8-K filed with the SEC on July 1, 2026 and (ii) Part II Item 2 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 5, 2026, during the three months ended September 30, 2026, there were no unregistered sales of securities.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on October 5, 2026, we issued 11,275,605 shares of our common stock and pre-funded warrants to purchase up to 4,824,395 shares of Common Stock in a private placement transaction with certain institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
July 1, 2026 to July 31, 2026	2,807	$3.45	—	—
August 1, 2026 to August 31, 2026	418	3.53	—	—
September 1, 2026 to September 30, 2026	—	—	—	—
Total	3,225	$3.46	—	—
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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Adoption or Termination of Trading Arrangements
During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

NN, Inc.
(Registrant)

Date: October 28, 2026	/s/ Harold C. Bevis
Harold C. Bevis
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: October 28, 2026	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)